Form 10-Q
period 1993-12-31
MCDONALD & CO INVESTMENTS INC
filed 1994-02-03
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   _________

                                   FORM 10-Q
(Mark One)
____
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
____ ACT OF 1934

For the quarterly period ended                       December 31, 1993
                               ------------------------------------------------

____                                OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ____ EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                      Commission file number       1-8526
                                             ----------------------------------

                      McDonald & Company Investments, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                  34-1391950
- -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


800 Superior Ave., Suite 2100, Cleveland, Ohio                      44114
- -------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area
code         (216) 443-2300
     -----------------------------------------
             Not Applicable
- ------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                          -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

9,293,289 shares of Common Stock, par value $1.00 per share, were outstanding on January 31, 1994.





                                      (1)

                      McDONALD & COMPANY INVESTMENTS, INC.

                                     INDEX




                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1. Financial Statements -
         Consolidated statements of financial condition (unaudited)-
             December 31, 1993 and March 26, 1993                                     3

         Consolidated statements of income (unaudited)-
             Fiscal three and nine months ended December 31,
             1993 and December 31, 1992                                               4

         Consolidated statements of cash flows (unaudited)-
             Fiscal nine months ended December 31,
             1993 and December 31, 1992                                               5

         Notes to condensed consolidated financial statements (unaudited)-
             December 31, 1993                                                        6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                    8


PART II - OTHER INFORMATION
- ---------------------------

         Item 5.  Other Information                                                  13
         Item 6.  Exhibits and Reports on Form 8-K                                   13


SIGNATURES                                                                           14

EXHIBIT INDEX                                                                        15





                                      (2)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      McDONALD & COMPANY INVESTMENTS, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                     Dec. 31,             March 26,
                                                                       1993                 1993
                                                                   ------------         -----------
                                                                             (In thousands)
ASSETS
   Cash and cash equivalents                                         $  4,667              $  7,482
   Receivable from customers                                           98,646                84,235
   Receivable from brokers and dealers                                 42,960                36,644
   Securities purchased under agreements
     to resell                                                        234,012               185,149
   Other receivables                                                   14,072                11,628
   Securities owned                                                   214,148               161,921
   Furniture, equipment and leasehold
     improvements, at cost, less accumulated
     depreciation and amortization                                      9,475                10,274
   Other assets                                                        34,203                31,609
                                                                     --------              --------
                                                                     $652,183              $528,942
                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
      Short-term borrowings                                          $102,457              $ 98,053
      Payable to customers                                             35,053                18,164
      Payable to brokers and dealers                                    6,442                 6,509
      Securities sold under agreements to
        repurchase                                                    204,767               206,537
      Securities sold but not yet purchased                           120,261                42,219
      Accrued compensation                                             23,949                21,050
      Accounts payable, accrued expenses
        and other liabilities                                          29,688                20,428
      Long-term borrowings                                             25,000                38,055
                                                                     --------              --------
                                                                     $547,617              $451,015
                                                                     --------              --------

   Stockholders' equity
      Preferred Stock, without par value;
        authorized 200,000 shares;
        none issued
      Common Stock, par value $1.00 per
        share; 15,000,000 shares
        authorized; (11,129,865 and 8,201,581
        shares issued, respectively)                                   11,130                 8,202
      Additional paid-in capital                                       43,882                31,120
      Retained earnings                                                62,844                47,199
      Less treasury stock, at cost
        (1,837,495 and 1,299,049 shares, respectively)                (13,290)               (8,594)
                                                                     --------              --------
                                                                      104,566                77,927
                                                                     --------              --------
                                                                     $652,183              $528,942
                                                                     ========              ========

See Notes to consolidated financial statements (unaudited).


                                      (3)

                      MCDONALD & COMPANY INVESTMENTS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         Fiscal Three Months Ended                   Fiscal Nine Months Ended
                                      -----------------------------               ----------------------------
                                      Dec. 31, 1993   Dec. 31, 1992               Dec. 31, 1993  Dec. 31, 1992
                                        (14 weeks)      (14 weeks)                  (40 weeks)     (40 weeks)
                                      --------------  --------------              -------------  --------------

(In thousands, except for share and per share amounts)
Revenues:
 Underwriting and
   investment banking                    $   23,614             $  10,726         $    47,373          $  30,349
 Principal transactions                      14,119                13,203              44,934             43,931
 Commissions                                 14,651                10,826              39,257             28,330
 Investment management fees                   3,804                 3,144              10,594              8,964
 Interest and dividends                       4,163                 3,668              11,762              9,903
 Other                                        1,566                 2,361               3,734              4,217
                                         ----------             ---------           ---------          ---------
                                         $   61,917             $  43,928           $ 157,654          $ 125,694
                                         ----------             ---------           ---------          ---------
Expenses:
 Employee compensation
   and benefits                          $   35,547             $  25,841           $  89,628          $  72,830
 Interest                                     2,342                 1,976               7,197              5,764
 Communications                               2,867                 2,550               8,042              6,988
 Occupancy and equipment                      3,282                 2,591               8,588              7,073
 Promotion and development                    1,804                 1,802               5,258              4,677
 Floor brokerage and
   clearance                                    768                   692               2,243              2,081
 Taxes, other than income
      taxes                                   1,363                 1,090               4,001              3,349
 Other operating expenses                     1,793                 1,465               4,603              4,589
                                         ----------             ---------           ---------          ---------
                                         $   49,766             $  38,007           $ 129,560          $ 107,351
                                         ----------             ---------           ---------          ---------

Income before income taxes               $   12,151             $   5,921           $  28,094          $  18,343

Provision for income taxes                    4,600                 2,063              10,600              6,733
                                         ----------             ---------           ---------          ---------

Net income                               $    7,551             $   3,858              17,494          $  11,610
                                         ==========             =========           =========          =========

Net income per share
  Primary                                $      .80             $     .46           $    1.95          $    1.39
                                         ==========             =========           =========          =========
  Fully diluted                          $      .80             $     .42           $    1.84          $    1.28
                                         ==========             =========           =========          =========

Dividends per share                      $     .075             $   .0625           $   .2125          $    .250
                                         ==========             =========           =========          =========

Average number of shares
 and share equivalents
 outstanding                              9,498,000             8,394,000           8,950,000          8,352,000
                                         ==========             =========           =========          =========

See Notes to consolidated financial statements (unaudited).




                                      (4)

                      MCDONALD & COMPANY INVESTMENTS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Fiscal Nine Months Ended
                                                              ------------------------------
                                                              Dec. 31, 1993    Dec. 31, 1992
                                                              -------------    -------------
                                                                      (In thousands)
OPERATING ACTIVITIES:
- --------------------

Net Income                                                      $  17,494        $  11,610
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                      2,969            2,619
 Deferred compensation                                                185              146
 Deferred income taxes                                             (1,036)            (887)
 Increase in receivable from customers                            (14,411)         (16,034)
 Increase in receivable from brokers and dealers                   (6,316)          (9,586)
 (Increase) decrease in securities owned                          (52,227)           1,848
 Increase in other receivables                                     (2,444)            (839)
 Increase in payable to customers                                  16,889           15,423
 (Decrease) increase in payable to brokers and dealers                (67)           2,201
 Increase (decrease) in securities sold but not yet purchased      78,042           (3,591)
 Increase in accrued compensation                                   5,612              641
 Increase in accounts payable, accrued expenses and other           9,075            1,989
                                                                ---------        ---------
 Net cash provided by (used for) operating activities           $  53,765        $   5,540
                                                                =========        =========

INVESTING ACTIVITIES:
- --------------------
Purchase of furniture, equipment and leaseholds                 $  (1,781)       $  (4,007)
Increase in other assets                                           (1,947)          (2,861)
                                                                ---------        ---------
Net cash provided by (used for) investing activities            $  (3,728)       $  (6,868)
                                                                =========        =========

FINANCING ACTIVITIES:
- --------------------
Increase in securities purchased under agreement to resell      $ (48,863)       $ (91,157)
Increase in short-term borrowings                                   4,404           18,306
(Decrease) increase in securities sold under
  agreements to repurchase                                         (1,770)          80,017
Cash dividends                                                     (1,849)          (2,041)
Purchase of treasury stock                                         (5,298)
Proceeds from issuance of treasury stock                              722            1,469
Redemption of convertible subordinated debentures                    (198)
                                                                ---------        ---------
Net cash used for financing activities                          $ (52,852)       $   6,594
                                                                ---------        ---------
(Decrease) increase in cash and cash equivalents                   (2,815)           5,266
Cash and cash equivalents at beginning of period                    7,482            2,438
                                                                ---------        ---------
Cash and cash equivalents at end of period                      $   4,667        $   7,704
                                                                =========        =========

See notes to consolidated financial statements (unaudited).





                                      (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
December 31, 1993


NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of McDonald & Company Investments, Inc. and its subsidiaries, collectively referred to as the "Company". All significant intercompany accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included.


NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

During the fiscal nine months ended December 31, 1993 the Company adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (FAS No. 106). The statement requires accrual of the expected cost of such benefits during employee service periods. The Company is amortizing its initial transition obligation of approximately $1,000,000 over a period of twenty years. The effect of the adoption of FAS No. 106 did not have a material effect on the Company's financial position or results of operations.


NOTE C - LONG-TERM BORROWINGS

McDonald & Company Securities, Inc., ("McDonald Securities") has outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to prepay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness of McDonald Securities. The principal amount of the notes have been approved by the New York Stock Exchange, Inc. for inclusion in the regulatory capital of McDonald Securities.


NOTE D - NET INCOME PER SHARE

Primary net income per share is based on the average number of share and share equivalents outstanding during the periods. Share equivalents represent the effect of shares issuable under the Company's stock option plans. Fully diluted net income per share includes, in addition to the above, the effect of the conversion of the Company's 8% convertible subordinated debentures.

On July 27, 1993, the Company declared a 20% stock dividend payable August 20, 1993 to stockholders of record August 10, 1993. Share and per share information have been restated to reflect the effect of the stock dividend as if it had occurred at the beginning of each period presented.

On October 29, 1993 the Company redeemed $197,000 aggregate principal amount of its 8% convertible subordinated debentures due March 1, 2011 at a price of 102.4% of the principal amount plus accrued interest to October 29, 1993, for a total cash payment of $204,310. A total of $12,008,000 principal amount of debentures were converted into 993,694 shares of the Company's Common Stock at a conversion price of $12.08 per share.




                                      (6)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
December 31, 1993


The following represents share and per share information as if all of the debentures had been converted at the beginning of each period presented:

                             Fiscal Three Months Ended            Fiscal Nine Months Ended
                           ------------------------------      ------------------------------
                           Dec. 31, 1993    Dec. 31, 1992      Dec. 31, 1993    Dec. 31, 1992
                           -------------    -------------      -------------    -------------
Net Income Per Share
    Primary                      $.80             $.42              $1.84            $1.28
    Fully Diluted                $.80             $.42              $1.84            $1.28

Average Number of
    Shares and Share
    Equivalents
    Outstanding               9,498,000        9,474,000          9,624,000        9,432,000



NOTE E - CONTINGENCIES

The Company is a defendant in various lawsuits incidental to its securities business, and in the opinion of management, liability, if any, resulting from such litigation, will not have a material adverse effect on the Company's financial condition.





                                      (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

McDonald & Company Investments, Inc. (the "Company") operates a full-service regional investment banking, investment advisory and brokerage business through its principal subsidiary, McDonald & Company Securities, Inc. ("McDonald Securities"). The Company is involved in the origination, underwriting, distribution, trading and brokerage of fixed income and equity securities, and provides investment advisory services.

The profitability of the Company is sensitive to many factors, including the level of securities trading volume and the volatility and general level of market prices. Many of its activities have high operating costs which do not decrease with reduced levels of activity. Sustained periods of reduced volume, or loss of clients, could have adverse effects upon profitability.

The Company faces increasing competition from commercial banks and thrift institutions as these institutions offer certain investment banking and corporate and individual financial services traditionally provided only by securities firms. The Company anticipates regulation of the securities industry to increase and that compliance with regulations may become more difficult. At present, the Company is unable to predict the extent of changes that may be enacted, or the effect on the Company's business.

The Company has formulated a comprehensive strategic plan which is periodically reviewed and revised as business conditions dictate. The plan emphasizes the Company's historical roots as a regional brokerage and investment banking firm. The Company has focused on the Ohio, Michigan and Indiana markets by increasing the number of sales representatives covering individual investors, as well as increasing investment banking activities in this region. The Company's institutional equity and fixed income sales departments cover accounts throughout the United States and internationally.

On October 4, 1991, Gradison & Company Incorporated ("Gradison"), merged with McDonald Securities, pursuant to a definitive agreement dated as of July 24, 1991. In connection with the merger, stockholders of Gradison received a combination of shares of Common Stock and cash having an aggregate value of approximately $22,723,000. Additional cash consideration of approximately $3,200,000 will be paid three years subsequent to the merger if certain performance criteria are met. Gradison is a full-service regional brokerage and investment advisory firm headquartered in Cincinnati, Ohio whose primary market is southwestern Ohio and northern Kentucky. Subsequent to the merger, Gradison is operating as a division of McDonald Securities.

The merger allowed the Company to increase the size of its retail sales force and its customer base and gave the Company a strong presence in southwestern Ohio, and also added significant additional asset management capabilities.


LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, brokers and dealers, securities purchased under agreements to resell, and securities owned approximately 93% of the Company's assets at December 31, 1993. These assets are financed by a number of sources, including the Company's capital and short-term borrowings. At December 31, 1993, McDonald Securities had outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002, which provide long-term financing.

On September 17, 1993, the Company announced that it would redeem the $12,205,000 aggregate principal amount of 8% Convertible Subordinated Debentures due March 1, 2011 on October 29, 1993 at a price of 102.4%, plus accrued interest. (See Note D to the Consolidated Financial Statements). In light of the current market
                                      (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (cont.)

level of interest rates, the Company felt that it was an appropriate opportunity to reduce its total debt and to reduce interest costs. On October 29, 1993, a total of $12,008,000 aggregate principal amount of debentures were converted into shares of the Company's Common Stock and as a result, 993,694 shares were issued, with cash paid in lieu of fractional shares. The remaining $197,000 aggregate principal amount of debentures were redeemed at 102.4% of par value, plus accrued interest to October 29, 1993, for a total cash payment of $204,310.

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $318,000,000, of which $220,600,000 was unused at December 31, 1993. Management believes that funds from operations and available lines of credit provide sufficient resources to meet present and anticipated financial needs.

The Company manages its risk related to market fluctuations affecting the value of securities owned by entering into offsetting positions in a variety of financial instruments, including futures and option contracts.

Certain minimum amounts of capital must be maintained by the Company's principal broker/dealer subsidiary, McDonald Securities, to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At December 31, 1993, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $52,816,000, which was $50,829,000 in excess of the minimum required.


FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1993 AND
DECEMBER 31, 1992

Total revenues for the fiscal quarter ended December 31, 1993 were $61,917,000, an increase of $17,989,000, or 41%, from the revenues of $43,928,000 for the fiscal quarter ended December 31, 1992.

For the fiscal nine months ended December 31, 1993 total revenues were $157,654,000 compared to $125,694,000 for the first nine months of fiscal 1993, an increase of $31,960,000, or 25%.

Net income for the fiscal quarter ended December 31, 1993 was $7,551,000, or $.80 per share, compared with net income of $3,858,000, or $.46 per share, for the fiscal quarter ended December 31, 1992, which represents an increase in net income of 96%.

For the fiscal nine months ended December 31, 1993 net income was $17,494,000, or $1.95 per share, compared to $11,610,000, or $1.39 per share, for the fiscal nine months ended December 31, 1992, an increase in net income of 51%.

The average number of shares and share equivalents outstanding were 9,498,000 and 8,950,000, respectively, for the fiscal three and nine month periods ended December 31, 1993 compared to 8,394,000 and 8,352,000, respectively, for the fiscal three and nine months ended December 31, 1992.

On July 27, 1993, the Company declared a 20% stock dividend payable August 20, 1993 to shareholders of record August 10, 1993. Share and per share information have been restated to reflect the effect of the stock dividend as if it had occurred at the beginning of each period presented.


                                      (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1993 AND
DECEMBER 31, 1992 (cont.)

Revenues from underwriting and investment banking increased $12,888,000 or 120% for the quarter and $17,024,000, or 56% for the nine months ended December 31, 1993 when compared to the same periods in the prior fiscal year. The increase was primarily due to an increase in corporate underwriting and investment banking revenues of $14,380,000, or 223% for the third quarter of fiscal 1994 and $19,815,000, or 102%, for the first nine months when compared to the same periods in the prior fiscal year. Included in these amounts were revenues from managed and co-managed originations and private placements of equity and taxable debt securities, which increased $12,421,000, or 492% for the third quarter and $15,841,000, or 181% for the first nine months. Revenues from participations in equity syndicates increased $1,419,000, or 65%, for the third quarter and $3,054,000, or 51% for the first nine months of fiscal 1994 when compared to the same periods in the prior fiscal year. Partially offsetting the increase, revenues from municipal finance declined $1,492,000, or 35% for the third quarter of fiscal 1994 and $2,791,000, or 25% for the first nine months when compared to the same periods in the prior fiscal year. Municipal finance revenues were very strong in the three and nine months ended December 31, 1992 due to favorable market conditions.

Revenues from underwriting and investment banking activities are highly dependent on general market conditions for such business activities. Market conditions for underwriting and investment banking services can be affected by political and economic events both in the United States and abroad. To the extent future events are unpredictable, uncertainty will be a factor in the level of McDonald Securities' business activity. Also, competitive pressure from other investment bankers can and will have an effect on the success of McDonald Securities in obtaining such business and on the prices which can be charged for investment banking and underwriting services. The management of McDonald Securities believes it can compete effectively in this segment of its business.

Revenues from principal transactions increased $916,000, or 7%, for the third quarter of fiscal 1994 and increased $1,003,000, or 2%, for the first nine months when compared to the same periods in the prior fiscal year. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, decreased $1,478,000, or 18% for the third quarter and $5,106,000, or 17%, for the first nine months of fiscal 1994 when compared to the same periods in the prior fiscal year. This decrease in revenues from principal transactions in taxable fixed-income securities was due to less favorable market conditions when compared to the same periods in the prior fiscal year. Revenues from trading municipal bonds increased $350,000, or 16% for the third quarter and $1,066,000, or 21% for the first nine months of the current fiscal year due primarily to improved market conditions. Revenues from principal transactions in equity securities increased $2,044,000, or 68% for the third quarter and $5,043,000, or 58% for the first nine months of fiscal 1994. Substantially all of the increase was attributable to an increase in revenues from trading unlisted equity securities due to strong equity securities markets.

Commission revenues increased $3,825,000, or 35%, in the current quarter and $10,927,000, or 39% for the first nine months when compared to the same periods in fiscal 1993. The increase in commission revenues reflects higher volume due to both improved market conditions and the increase in the size of the retail salesforce. During the current fiscal year, low interest rates encouraged investor participation in the equity markets. The increase was primarily due to an increase in revenues from listed and over-the-counter agency commissions of $2,267,000, or 31% for the quarter and $6,555,000, or 35% for the nine month period, and increases in commissions from mutual fund sales of $1,274,000, or 50%, for the current quarter and $3,579,000, or 52% for the first nine months.



                                      (10)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1993 AND
DECEMBER 31, 1992 (cont.)


Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $660,000, or 21%, for the fiscal quarter and $1,630,000, or 18% for the nine month period ended December 31, 1993 when compared to the fiscal quarter and fiscal nine months ended December 31, 1992.

Interest and dividend income increased $495,000, or 13%, and $1,859,000, or 19%, for the fiscal three and nine month periods ended December 31, 1993 when compared to the same period in the prior fiscal year. The increase was due primarily to a higher level of customer margin loans and securities owned in the current periods when compared to the same periods in the prior fiscal year.

Other Income decreased $795,000, or 34%, for the current quarter and $483,000, or 11%, for the nine months ended December 31, 1993 when compared to the same periods in fiscal 1993. Included in Other Income were net gains related to certain venture capital investments of $560,000 and $1,235,000 for the fiscal three and nine month periods ended December 31, 1993 compared to net gains of $1,700,000 and $2,270,000, respectively for the fiscal three and nine month periods of fiscal 1993. These fluctuations accounted for a decline in Other Income of $1,140,000 and $1,035,000 for the comparable three and nine month periods. The remaining increase in Other Income of $345,000 for the quarter and $552,000 for the nine month period represents increases in service fees and other fee income related to the expansion of the retail business in the current fiscal year.

Operating expenses (total expenses before interest) increased $11,393,000, or 32%, for the third quarter of fiscal 1994, and $20,776,000, or 20%, for the first nine months of fiscal 1994 when compared to the same periods in the prior fiscal year. Employee compensation and benefits increased $9,706,000, or 38%, for the current quarter and $16,798,000, or 23% for the first nine months of fiscal 1994 when compared to the same periods in the prior fiscal year. Commission and other sales compensation expense increased $4,202,000, or 31%, for the quarter and $9,137,000, or 25% for the first nine months, primarily because of increased commissions revenues and other sales credits. Other clerical and administrative expenses increased $1,084,000, or 15%, for the quarter and $2,861,000, or 14%, for the first nine months. The increase in other clerical and administrative expenses represents compensation and employee benefit costs related to an increase in the professional and support staff in the current periods when compared to the same periods in the prior fiscal year. The remaining increase in employee compensation and benefits of $4,420,000, or 89%, for the third quarter and $4,800,000, or 32%, for the first nine months of fiscal 1994 represents increases in incentive compensation and profit sharing accruals due to the significant improvement in profitability.

All other operating expenses increased $1,687,000, or 17%, for the current quarter and $3,978,000, or 14% for the first nine months of fiscal 1994. The increase in all other operating costs represents communications, occupancy and equipment, promotional and other costs related to the expansion of the Company's business.

Interest expense increased $366,000, or 19%, and $1,433,000, or 25% for the fiscal three and nine month periods in the current fiscal year when compared to the same periods in fiscal 1993. This increase reflects a higher level of average short-term borrowings due to an increase in the level of securities owned and customer margin accounts. Additionally, the average rate on borrowings increased due to the issuance in January 1993, by McDonald Securities, of $25,000,000 in 8.24% Subordinated Notes. The proceeds of the notes were used to reduce short-term borrowings.

                                      (11)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1993 AND
DECEMBER 31, 1992 (cont.)

Income before income taxes for the fiscal quarter and fiscal nine months ended December 31, 1993 was $12,151,000 and $28,094,000, resulting in a pre-tax return on revenues of 20% and 18%, respectively. For the fiscal quarter and fiscal nine months ended December 31, 1992, income before income taxes was $5,921,000, and $18,343,000, resulting in a pre-tax return on revenues of 13% and 15%, respectively.





                                      (12)

PART II.  OTHER INFORMATION

Item 5.      Other Information
             -----------------
             On July 27, 1993, the Company announced the continuation of an open market repurchase program originally announced in July, 1987. The current program, which expires July 31, 1996, allows the Company to purchase up to 1,000,000 shares of its Common Stock at an aggregate price not to exceed $20,000,000. Treasury shares may be used to satisfy options exercised under the Company's stock option plans and shares awarded under the Company's 1993 Restricted Stock Bonus Plan.

             During the fiscal quarter ended December 31, 1993, the Company purchased 161,338 shares of the Company's Common Stock at an average price of $14.38 per share. During the fiscal quarter ended December 31, 1993 the Company utilized 25,840 shares of the Company's Common Stock held in treasury to satisfy options exercised during the period under the Stock Option Plan for employees.

             On October 29, 1993 the Company redeemed $197,000 aggregate principal amount of its 8% Convertible Subordinated Debentures due March 1, 2011 (the "Debentures"). A total of $12,008,000 principal amount of Debentures were converted into 993,694 shares of the Company's Common Stock at a Conversion Price of $12.08 per share and $1,113 was paid in cash in lieu of fractional shares.
             No Debentures were outstanding after October 29, 1993.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

                 (a.)  The following exhibits are filed as part            Sequential
                       of this report:                                     Page Number
                                                                           -----------
                 Exhibit 11    Statement re: Computation of
                               Per Share Earnings . . . . . . . . . . . . .    16

                 (b.) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1993.





                                      (13)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     McDonald & Company Investments, Inc
                                     -----------------------------------
                                               (Registrant)




Date:  February 4, 1994            By:  /s/ William B. Summers, Jr.
     -------------------------        ------------------------------------
                                      William B. Summers, Jr.
                                      President and Chief Executive Officer
                                      (Principal Executive and Operating
                                      Officer)




Date:  February 4, 1994            By:  /s/Robert T. Clutterbuck
     --------------------------       -----------------------------------
                                      Robert T. Clutterbuck
                                      Treasurer
                                      (Principal Financial Officer)





                                      (14)

                      McDonald & Company Investments, Inc.

       Report on FORM 10-Q for the Fiscal Quarter ended December 31, 1993


                                 EXHIBIT INDEX


  Exhibit No.                Description                Sequential Page
  -----------                -----------                ---------------
  11             Statement Re: Computation of
                   Per Share Earnings . . . . . . . . . . . .  16





                                      (15)