Form 10-K
period 1994-03-25
MCDONALD & CO INVESTMENTS INC
filed 1994-06-22
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(MARK ONE)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 25, 1994

                                       OR

/___/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________  to ______________________

                         Commission file number 1-8526


                       McDONALD & COMPANY INVESTMENTS, INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                   34-1391950
- - - - - -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

800 Superior Avenue, Cleveland, Ohio                       44114
- - - - - ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (216) 443-2300
                                                   --------------
Securities Registered Pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
Common Stock, par value $1.00 per share        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----
        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              -----     -----
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes  X   No
                                 -----   -----
        As of June 10, 1994 9,198,411 shares of Common Stock, par value $1.00 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on June 10, 1994, which was $13.375 per share) was $102,247,996. For purposes of this information, the outstanding shares of Common Stock which were owned by all Directors and executive officers of the Registrant, were deemed to be the shares of Common Stock held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on August 3, 1994 are incorporated by reference into Part III of this Report.

        Except as otherwise stated, the information contained in this Report on Form 10-K is as of March 25, 1994.

                                     PART I
                                     ------

ITEM 1.  BUSINESS.

(a)  GENERAL DEVELOPMENT OF BUSINESS

        McDonald & Company Investments, Inc. is a holding company which was incorporated under the laws of the State of Delaware on May 20, 1983. McDonald & Company Investments, Inc. conducts substantially all of its business through its principal subsidiary, McDonald & Company Securities, Inc. ("McDonald Securities"), which operates a regional investment banking, investment advisory and brokerage business. As used in this Report, the "Company" refers, unless the context requires otherwise, to McDonald & Company Investments, Inc. and its subsidiaries, and also includes the predecessor business activities of McDonald & Company, a partnership (the "Partnership"). On July 20, 1983, when the Company made its initial public offering, the Company succeeded to the business of the Partnership, which was established in 1927.

        As of December 14, 1990, McDonald Securities acquired certain assets of
S. J. Wolfe & Co., a Dayton, Ohio stock brokerage firm. The firm currently operates as the S. J. Wolfe Division of McDonald Securities. The assets acquired consisted primarily of marketable securities and furniture and equipment. The consideration paid for the assets acquired, arrived at through arms-length negotiations, was $276,000.

        On July 24, 1991, the Company entered into an agreement of Merger (the "Merger Agreement") with Gradison & Company Incorporated, ("Gradison") providing for the merger of Gradison with and into McDonald Securities. The Merger Agreement was amended on September 11, 1991 and was approved by the Stockholders of the Company and Gradison on October 4, 1991. Pursuant to the Merger Agreement, stockholders of Gradison received a total of $22,723,000 consisting of 1,871,242 shares of Common Stock of the Company valued at approximately $14,203,000, and cash of $8,520,000. The difference between the cost and the fair value of the net assets acquired, plus expenses related to the merger, was $14,040,000 and is being amortized on a straight-line basis over a period of 25 years. Additional cash consideration of approximately $3,200,000 will be paid in the third fiscal quarter of 1994 if certain performance criteria are met. The merger was accounted for as a purchase, and therefore, the results of operations of Gradison were included in the financial statements of the Company subsequent to October 4, 1991.

        Gradison operated as a full-service regional brokerage and investment advisory firm headquartered in Cincinnati, Ohio with a primary market of southwestern Ohio and northern Kentucky. Subsequent to the merger, Gradison operates as a division of McDonald Securities. The merger allowed the Company to increase the size of its retail sales force and its customer base and gave the Company a strong presence in southwestern Ohio. Gradison also added significant asset management capabilities to the Company.

        The Company's executive offices are located at 800 Superior Ave., Suite 2100, Cleveland, Ohio 44ll4 and its telephone number is (216) 443-2300. The Company has 19 other offices in Ohio (including the Gradison Division in Cincinnati, Ohio and the S. J. Wolfe Division in Dayton, Ohio) and 16 additional offices in 9 other states.


(b)  INDUSTRY SEGMENT DATA

        The Company is engaged in one line of business, that of a securities broker-dealer, which is comprised of several classes of products or services including underwriting and investment banking, principal and agency transactions, and investment advisory services.

(c)  NARRATIVE DESCRIPTION OF BUSINESS


GENERAL
- - - - - -------

        The Company, through its principal subsidiary, McDonald Securities, operates a regional investment banking and brokerage business. The Company's activities include the origination, underwriting, distribution, trading and brokerage of fixed income and equity securities, investment advisory services, and investment research and other related services. On July 20, 1983, the Company succeeded to the business of the Partnership, which was established in 1927. The Company has expanded to its present size primarily through internal growth rather than by acquisition, except for the merger with Gradison.

        The Company serves institutional customers which are located throughout the United States and in Canada, Europe, and the Far East. The Company's retail (individual) customers are primarily located in the tri-state region of Ohio, Michigan and Indiana. For the fiscal year ended March 25, 1994, approximately 51% of total revenues were derived from retail customers, 28% from institutional customers, 14% from non-customer related principal transactions, investment banking fees and other activities and 7% from interest and dividend income.

        The Company has formulated a comprehensive strategic plan, which is periodically reviewed and revised as business conditions dictate. The plan emphasizes the Company's historical roots as a regional brokerage and investment banking firm. The Company has focused on the Ohio, Michigan and Indiana area by increasing the number of investment brokers covering individual investors, as well as increasing investment banking activities in the region. The merger with Gradison has enabled the Company to expand its retail sales force and its customer base in southwestern Ohio and northern Kentucky, and has added significantly to the Company's asset management capabilities.

        McDonald Securities is a member of the New York Stock Exchange, Inc. (the "NYSE"), the American Stock Exchange, Inc. (Associate), the Midwest Stock Exchange, Inc., the Philadelphia Stock Exchange, Inc. and the National Association of Securities Dealers, Inc. (the "NASD"). The Company is also a member of the Securities Investor Protection Corporation ("SIPC").

        The Company has a total of 36 offices in 10 states, all of which offices are leased. The Company has approximately 1,030 employees, of whom 348 are full-time investment brokers.

REVENUES BY SOURCE
- - - - - ------------------
        The following table sets forth the revenues of the Company on a comparative basis for the three most recent fiscal years.


                                                   McDonald & Company Investments, Inc.
                                  ----------------------------------------------------------------------
                                                             Fiscal Year Ended
                                  ----------------------------------------------------------------------
                                   March 25, 1994              March 26, 1993             March 27, 1992
                                  ---------------             ---------------            ---------------

                                                             (In thousands)
                                   Amount         %           Amount          %         Amount         %
                                   ------         -           ------          -         ------         -
Underwriting and
  investment banking:
    Corporate                     $ 50,791       25%         $ 28,174        16%       $ 20,356       16%
    Municipal                       10,981        5            13,270         8           7,982        6
    Direct participation
     investments                     2,236        1             1,287         1           1,286        1
                                  --------      ---          --------       ---        --------      ---
                                    64,008       31            42,731        25          29,624       23
Principal transactions:
  Unlisted stocks                   17,920        9            11,823         7           8,907        7
  Corporate bonds
   and preferred stocks             11,656        6            16,870         9          13,977       11
  Mortgage-backed
   securities                        8,431        4            14,757         8          11,399        9
  Government bonds                   9,091        4             7,478         4           4,356        3
  Government bond arbitrage         (3,718)      (2)            1,125         1            (611)      (1)
  Municipal bonds                    7,831        4             6,209         4           5,248        4
  Other                                558        1             1,322         1           1,096        1
                                  --------      ---          --------       ---        --------      ---
                                    51,769       26            59,584        34          44,372       34
Commissions:
  Listed stocks                     27,903       14            21,952        13          17,989       14
  Mutual funds and money
    market funds                    15,449        7            11,041         6           7,101        6
  Unlisted stocks                    5,245        2             3,753         2           2,957        2
  Annuities                          3,718        2             2,608         1           1,675        1
  Options                              990        1               830         1             655        1
                                  --------      ---          --------       ---        --------      ---
                                    53,305       26            40,184        23          30,377       24

Investment management fees:
  Mutual funds and
    money market funds               8,782        4             8,026         5           4,776        4
  Investment advisory fees           5,760        3             4,294         2           2,285        2
                                   -------      ---          --------       ---        --------      ---
                                    14,542        7            12,320         7           7,061        6

Interest and dividends              15,330        7            13,850         8          14,817       12

Other                                5,726        3             5,148         3           1,812        1
                                  --------      ---          --------       ---        --------      ---

     Total revenues               $204,680      100%         $173,817       100%       $128,063      100%
                                  ========      ===          ========       ===        ========      ===

UNDERWRITING AND INVESTMENT BANKING
- - - - - -----------------------------------

        McDonald Securities participates in municipal and corporate securities distributions as a manager or co-manager of an underwriting syndicate or as a member thereof, or as a member of a selling group. Municipal securities are obligations issued by state and local governments, hospitals, public utility systems and industrial development authorities.

        Revenues from underwriting and investment banking activities are highly dependent on general market conditions for such business activities. Market conditions for underwriting and investment banking services can be affected by political and economic events both in the United States and abroad. To the extent future events are unpredictable, uncertainty will be a factor in the level of McDonald's business activity. Also, competitive pressure from other investment bankers has an effect on the success of McDonald Securities in obtaining such business and on the prices which can be charged for investment banking and underwriting services. The management of McDonald Securities believes it can compete effectively in this segment of its business activities.

        Participation in an underwriting syndicate or selling group involves both economic and regulatory risks. An underwriter or selling group member may incur losses if it is forced to resell the securities it is committed to purchase at less than the agreed purchase price. In addition, under the federal securities laws, other statutes and court decisions with respect to underwriters' liabilities and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting or selling commitments constitute a charge against net capital, and the Company's underwriting or selling commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule. See "Net Capital Requirements."

        In addition to its underwriting and selling group activities, McDonald Securities engages in structuring, managing and marketing private offerings of corporate and municipal securities, and assists in arranging mergers, acquisitions, divestitures, lease financing and venture capital financing. The Company provides valuation and financial consulting services for gift and estate tax purposes, employee stock ownership trusts, mergers, acquisitions, stock purchase agreements, and other corporate purposes, as well as valuations for public companies in the process of going private.

        McDonald Securities also markets investments in real estate, oil and gas drilling and similar ventures. These investments generally are in the form of limited partnership interests, although McDonald Securities also offers interests in direct participation programs and similar investment vehicles. In most cases McDonald Securities originates such programs, and in certain cases other subsidiaries of the Company may act as a general partner.

PRINCIPAL TRANSACTIONS
- - - - - ----------------------
        McDonald Securities actively engages in trading as principal in various phases of the over-the-counter securities business. To facilitate trading by its customers, McDonald Securities buys, sells and maintains inventories of municipal bonds, corporate bonds and preferred stocks, government bonds and mortgage-backed securities and common stocks in order to "make markets" in those securities. Revenues from principal transactions depend upon the general trend of prices and level of activity in the securities market, the skill of employees in market-making areas and the size of the inventories. Activities in trading as a principal require the commitment of capital and create an
opportunity for profit and risk of loss due to market fluctuations.   As of
March 25, 1994, McDonald Securities made markets in the common stock or other equity securities of approximately 210 NASDAQ-quoted corporations, as well as other corporations with less actively traded securities. McDonald Securities has acted as a managing underwriter for and provides research coverage of certain of these corporations.

        In executing customers' orders to buy or sell in the over-the-counter market in a security in which it makes a market, McDonald Securities sells to or purchases from its customers at a price which is approximately equal to the current inter-dealer market price, plus or minus a markup or markdown. Alternatively, McDonald Securities may act as agent and execute a customer's purchase or sale order with another broker-dealer which acts as a market-maker at the best inter-dealer market price available and charge a commission.

        Prior to August 31, 1993 the Company engaged in equity arbitrage activities for its own account. Revenues from equity arbitrage activities for the fiscal years ended March 25, 1994, March 26, 1993 and March 27, 1992 were $464,000, $1,346,000 and $1,084,000, respectively. Revenues from equity arbitrage activities are included in Principal transactions - Other. These arbitrage activities can be divided into classical arbitrage and risk arbitrage. In classical arbitrage transactions, the Company attempted to benefit from temporary price discrepancies which may occur when a convertible security is trading at a price which is different from the security into which it can be converted. The risk arbitrage activities of the Company involved purchasing securities which may increase in value if certain anticipated transactions occurred, such as mergers, recapitalizations, or tender or exchange offers.

        The Company held certain high yield securities and certain non-investment grade securities for its own account in connection with its arbitrage activities.

        The Company engaged in government bond arbitrage ("fixed income arbitrage") activities for its own account. The fixed income arbitrage activities consisted primarily of proprietary positions in United States government and Eurodollar securities and related derivative securities. Profits or losses were recognized due to the market fluctuations in these interest-rate sensitive securities. For the fiscal year ended March 25, 1994, the fixed income arbitrage area recognized a loss of $3,718,000, or approximately 2% of total revenues for the fiscal year. The loss for the fiscal year ended March 25, 1994 was due to a trading loss of $5,600,000 experienced in the months of February and March, 1994. This loss was due to the rapid deterioration of the fixed income markets during those months.

        For the fiscal year ended March 26, 1993 revenues from fixed income arbitrage were $1,125,000, or approximately 1% of total revenues. For the fiscal year ended March 27, 1992, the fixed income arbitrage area experienced a loss of $611,000, or approximately 1% of total revenues.

        Subsequent to March 25, 1994, the Company eliminated fixed income arbitrage activities.

- - - - - ------------------------------
        The Company's securities positions are subject to fluctuations in market value and liquidity. The Company seeks to minimize the risks associated with owning securities by monitoring its security positions on an ongoing basis. The Company marks its securities to market daily. In addition, each trading department adheres to a risk limit and a capital commitment limit determined by senior management. Senior management regularly reviews the Company's securities positions to ensure that these limits are not exceeded.


COMMISSIONS
- - - - - -----------
            In executing customers' orders to buy or sell listed securities and unlisted stocks and bonds in which it does not make a market, McDonald Securities generally acts as an agent and charges a commission which is competitive within the industry.


INVESTMENT MANAGEMENT FEES
- - - - - --------------------------
            Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment advisory fees earned related to individual managed accounts.

        As of March 25, 1994, McDonald Securities is the investment advisor to and sole distributor of the following mutual funds: Gradison-McDonald U.S. Government Reserves ("GMU", a money market fund investing in U.S. Government Securities), Gradison-McDonald Government Income Fund ("GIF", a U.S. Government Securities income fund), Gradison-McDonald Ohio Tax-Free Income Fund ("GMO", a double tax-free income fund for Ohio investors), and Gradison Growth Trust, which is composed of two portfolios, Gradison-McDonald Established Value Fund ("EST", a common stock fund investing in large, established companies) and Gradison-McDonald Opportunity Value Fund ("OPP", a common stock fund investing in small companies). All of these funds are diversified, open-end management investment companies.

        As of March 26, 1993 McDonald Securities was also the investment advisor to and sole distributor of the following money market funds: McDonald Money Market Fund, Inc. ("MMF"), McDonald Tax-Exempt Money Market Fund, Inc. ("MTE"), McDonald U.S. Government Money Market Fund, Inc. ("MUS"), Gradison Cash Reserves ("GCR"), and Gradison U.S. Government Trust ("GUS"). All of these funds were also diversified, open-end management investment companies.

        Effective with the start of business on September 27, 1993 (the "Reorganization Date") all of the outstanding shares of GCR, GUS, MMF and MUS (collectively the "Acquired Funds") were merged into a new fund, GMU. Pursuant to Agreements and Plans of Reorganization and Liquidation approved by shareholders of the Acquired Funds, GMU acquired substantially all of the assets and liabilities of the Acquired Funds whereby each shareholder of the Acquired Funds received an equal number of shares of GMU as of the Reorganization Date.

        MTE was dissolved on September 27, 1993 and shares were exchanged into Municipal Cash Series, a tax-free money market fund whose investment advisor is Federated Advisers.

- - - - - ----------------------------------
        The following summarizes the number of accounts and the size of each of the Funds as of March 25, 1994 and March 26, 1993:

                                                        March 25, 1994                 March 26, 1993
                                                    ----------------------         ----------------------
Funds                                               Accounts         $             Accounts          $
- - - - - -----                                               --------     ---------         --------      ---------
                                                         (in thousands)                 (in thousands)
McDonald Money Market Fund, Inc.                        -0-            -0-         28,005          289,616

McDonald U.S. Government Money
  Market Fund, Inc.                                     -0-            -0-          8,030          179,256

Gradison Cash Reserves                                  -0-            -0-         32,744          510,479

Gradison U.S. Government Trust                          -0-            -0-          1,147           25,916

Gradison-McDonald U.S. Government
  Reserves                                           72,690      1,014,376            -0-              -0-

McDonald Tax-Exempt Money Market
  Fund, Inc.                                            -0-            -0-          3,827          144,763

Gradison-McDonald Ohio Tax-Free
  Income Fund                                         1,954         80,057          1,466           50,147

Gradison Growth Trust:
  Established Value Fund                             12,892        258,062         11,404          201,763
  Opportunity Value Fund                              6,378         84,947          5,517           64,660

Gradison-McDonald Government
  Income Fund                                         6,885        260,396          6,249          230,679
                                                    -------      ---------         ------        ---------

Total                                               100,799      1,697,838         98,389        1,697,279
                                                    =======      =========         ======        =========

     The investment advisory fees received from these funds are directly related to the amounts invested in the funds. Accordingly, McDonald Securities' investment advisory fees from the investment companies would be reduced in the future if the amounts invested in the funds decrease.

     McDonald Securities also receives reimbursements from the Gradison Funds for providing such funds with data processing, shareholder services and other miscellaneous services.

     Under asset management programs, the Company provides investment advisory services to individual, corporate and employee benefit plan clients. Investment advisory fees for the fiscal year ended March 25, 1994 from individual managed accounts represented approximately 40% of total revenues from investment management fees.


INTEREST AND DIVIDENDS
- - - - - ----------------------
     Approximately 62% of the Company's interest and dividend income is generated from securities owned. Approximately 34% of interest and dividend income is represented by interest charged to customers on the amount borrowed to finance margin transactions. The rate of interest charged to customers is based on the broker's call money rate (the interest rate on bank loans to brokers secured by firm and customers' margin account securities) to which an additional amount, up to 2.5%, is added depending on the size of the debit balance. The amount of interest and dividend income is directly impacted by the level of securities owned and customer margin account balances, and by general fluctuations in interest rates.

OTHER
- - - - - -----
     Approximately 33% of other income represents revenues related to certain venture capital investments. The Company periodically invests in venture capital and other investments in the form of limited partnerships, general partnerships, and equity positions. Approximately 30% of other income represents service fees, IRA administration fees, and other retail-related revenues. Approximately 29% of other income represents transfer agent fees and other fees derived from the Company's money market and mutual funds. The remaining 8% represents miscellaneous income.


RETAIL BUSINESS
- - - - - ---------------
     During the fiscal year ended March 25, 1994, approximately 64% of the Company's total revenues from customers were from individuals. During the fiscal year ended March 25, 1994, approximately 21% of the revenues from individual accounts were derived from principal transactions, 28% from agency transactions, 17% from investment banking, and 34% from other retail products. Other sources of retail revenues include revenues from the sale of the Company's money market and mutual funds, other mutual funds, annuities, and investment advisory services. Individual commission rates on agency transactions are based upon a schedule which is competitive within the securities industry. Discounts from the schedule may be granted to retail customers on large trades.


INSTITUTIONAL BUSINESS
- - - - - ----------------------
     During the fiscal year ended March 25, 1994, approximately 36% of the Company's total revenues from customers were from institutions. Institutional customers include banks, insurance companies, thrift institutions, pension funds, mutual funds and money managers. During the fiscal year ended March 25, 1994, approximately 62% of the revenues from institutional accounts were derived from principal transactions, 10% from agency transactions, and 28% from investment banking. Commissions charged on agency transactions on behalf of institutional customers are on a negotiated basis and represent a significant discount from the Company's retail commission schedule.


MARGIN ACCOUNTS
- - - - - ---------------
     Customers' transactions in securities are effected on either a cash or margin basis. In a margin account, the customer pays a portion of the cost of securities purchased and the broker-dealer makes a loan for the balance, secured by the securities purchased or other securities owned by the investor. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements and McDonald Securities' internal policies, which in some instances are more stringent than Regulation T or NYSE margin requirements. Currently, in most transactions Regulation T limits the amount loaned to a customer for the purchase of a particular security to 50% of the purchase price. In the event of a decline in the market value of the securities in a customer's margin account, a member firm, under NYSE rules, is required to have the customer deposit cash or additional securities so that the loan to the customer is no greater than 75% of the value of collateral securities in the account. In permitting customers to purchase securities on margin, McDonald Securities is subject to the risk of a market decline which could reduce the value of its collateral below the customers' indebtedness.

RESEARCH SERVICES
- - - - - -----------------
     McDonald Securities maintains a research staff which concentrates its efforts on regional equity research and services both retail and institutional customers. McDonald Securities employs 16 analysts who cover approximately 185 companies, a majority of which maintain their headquarters in the Midwest. Seven of the 16 analysts are Chartered Financial Analysts (CFAs), including one who has a doctorate in economics and serves on an exclusive consulting basis as the Company's economist and investment strategist.

     Research services are made available generally without charge to customers. Research services include the review and analysis of the economy, general market conditions, industries and specific companies; recommendation of specific action with regard to industries and specific companies; review of customer portfolios; the furnishing of information to retail and institutional customers; and responses to inquiries from customers and investment brokers. McDonald Securities also provides a computerized portfolio analysis service for individual accounts upon request. In addition, McDonald Securities purchases several outside research services which provide its customers with research more national in scope.

     Management believes that a significant portion of its institutional equity business is attributable to research services. McDonald Securities provides services to a nationwide institutional base as well as to institutional clients in Canada, England, Scotland, Germany, Switzerland and the Far East.


COMPETITIVE FACTORS
- - - - - -------------------
     Considerable consolidation has occurred in the securities industry as numerous securities firms have either ceased operation or been acquired by other securities firms, in many cases resulting in firms with greater financial resources than firms such as McDonald Securities. In addition, a number of substantial companies not previously engaged in the securities business have made investments in and acquired securities firms. These developments have resulted in significant additional competition for McDonald Securities. Increasing competitive pressures in the securities industry are requiring regional firms such as McDonald Securities to offer to their customers many of the financial services which are provided by much larger securities firms that have substantially greater resources and may have greater operating efficiencies than McDonald Securities.

     Fixed minimum commissions for securities transactions were eliminated in 1975. This has resulted in substantial discounts of commissions earned from institutional customers and in the establishment of an increasing number of firms, including affiliates of banks and thrift institutions, which offer discount brokerage services to retail customers. These firms generally effect transactions at lower commission rates on an "execution only" basis, without offering other services such as investment advice and research which are provided by "full-service" brokerage firms such as McDonald Securities. In addition, some discount brokerage firms have increased the range of services which they offer. The existence of and anticipated continued increase in the number of discount brokerage firms and services provided by such firms may adversely affect the Company.

     Certain institutions, notably commercial banks and thrift institutions, have become a competitive factor by offering certain investment banking and corporate and individual financial services traditionally provided only by securities firms. Also, major corporations such as Equitable Life Assurance Society, Travelers Corporation, General Electric Company and Kemper Insurance, Inc. have acquired large securities firms. Additionally, certain bank holding companies, such as J. P. Morgan and Citicorp, have affiliates which are authorized to

- - - - - ---------------------------
engage in the investment banking business, including corporate underwritings. While it is presently not possible to predict the type and extent of competitive services which banks and other institutions ultimately may offer or the extent to which administrative or legislative barriers will be repealed or modified, to the extent that such services are offered on a large scale, securities firms such as McDonald Securities may be adversely affected.


EMPLOYEES
- - - - - ---------
     The Company has approximately 1,030 employees, of whom 17 have senior managerial responsibilities, 348 are full-time investment brokers, 194 are engaged in other production areas, including trading, research, investment banking, and investment advisory, and 471 are employed in processing securities transactions, accounting, management information systems, mutual fund services, personnel and other administrative services.

     The Company recognizes the importance of hiring, training and retaining investment brokers. The Company trains new investment brokers who are required to take examinations given by the NYSE, the NASD and various states in order to be registered and qualified. The Company also provides ongoing training programs for investment brokers. There is intense competition among securities firms for investment brokers with good sales production records and other key personnel. The Company has experienced a relatively low rate of turnover of investment brokers. From time to time, however, the Company experiences the loss of valuable personnel.

     The Company considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance, and a 401(k) defined contribution and profit-sharing plan, are competitive with those offered by other securities firms. None of the Company's employees is covered by a collective bargaining agreement.


REGULATION
- - - - - ----------
     The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission (the "Commission") is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the Commission) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to examination by state securities commissions in the states in which they are registered. McDonald Securities is currently registered as a broker-dealer in all states. In addition, McDonald Securities is registered as a broker-dealer with the Commission.

     The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the Commission and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The Commission and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities market rather than protection of creditors and stockholders of broker-dealers.

- - - - - ------------------
     The Company anticipates regulation of the securities industry to increase and for compliance with regulations to become more difficult. At present the Company is unable to predict the extent of changes that may be enacted, or the effect on the Company's business.

     McDonald Securities' Compliance Committee has the responsibility of performing reviews to provide reasonable assurance that the officers, directors, and employees comply with the regulatory requirements of the Commission, self-regulatory agencies, and McDonald Securities' internal requirements.

     McDonald Securities is required by federal law to belong to the SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments, currently .054%, of their adjusted gross revenues
(as defined) to restore the fund.   The SIPC fund provides protection for
securities held in customer accounts up to $500,000 per customer, with a limitation of $l00,000 on claims for cash balances.


NET CAPITAL REQUIREMENTS
- - - - - ------------------------
     As a broker-dealer and member of the NYSE, McDonald Securities is subject to the Uniform Net Capital Rule promulgated by the Commission (Rule 15c3-1) which provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness (as defined) to exceed 15 times its net capital (as defined) or, alternatively, that its net capital shall not be less than 2% of aggregate debit balances (primarily receivables from customers) computed in accordance with Rule 15c3-3. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. Management believes that the alternative method is more directly related to the level of customer business, therefore McDonald Securities computes its net capital under the alternative method.

     A broker-dealer may be required to reduce its business if its net capital is less than 4% of aggregate debit balances and may be prohibited from expanding its business or declaring cash dividends if its net capital is less than 5% of aggregate debit balances. In addition, a broker-dealer may be subject to disciplinary action by the Commission and self-regulatory agencies, such as the NYSE, including fines, censure, suspension or expulsion.

     Under Rule 15c3-1 a broker-dealer is required to provide advance written notice to the Commission of any loan, unsecured advance, or withdrawal of equity capital which exceeds, in any 30 day period, 30% of excess net capital. Additionally, written notice must be given to the Commission of any loan, unsecured advance, or withdrawal of equity capital which exceeds, in any 30 day period, 20% of excess net capital, within two business days subsequent to the transaction.

     In computing net capital, various adjustments are made to net worth with a view to excluding assets which are not readily convertible into cash and to a conservative statement of the other assets such as a firm's position in securities. Compliance with the Uniform Net Capital Rule may limit those operations of a firm which require the use of its capital for purposes of maintaining the inventory required for trading in securities, underwriting securities and financing customer margin account balances. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of a broker-dealer to expand or even maintain its present level of business. Net capital and aggregate debit balances change from day to day. At March 25, 1994, McDonald Securities' net capital was $64,840,000 which was 51% of its aggregate debit balances and $62,305,000 in excess of the minimum required net capital.

- - - - - --------------------------------
     McDonald Securities has outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to prepay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. The principal amount of the notes has been approved by the New York Stock Exchange Inc. for inclusion in the regulatory capital of McDonald Securities.


(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

            Not Applicable.

ITEM 2.  PROPERTIES.

     The Company has a total of 36 offices in 10 states, all of which are leased under lease agreements expiring from 1994 to 2002. Certain of these leases have renewal options. The table below sets forth the location of each of the Company's offices and the number of full-time investment brokers in each office:

HEADQUARTERS                   Elyria (8)             Fort Wayne (4)
   Cleveland (61)              Findlay (5)            Indianapolis (9)
                               Kenwood (10)
                               Lancaster (3)       MASSACHUSETTS
DIVISIONS                      Lima (3)               Boston (4)
Gradison Divison               Mansfield (3)
   Cincinnati, Ohio            Pepper Pike (23)    MICHIGAN
S. J. Wolfe Division           Rocky River (18)       Ann Arbor (5)
   Dayton, Ohio                Toledo (5)             Battle Creek (2)
                               Willoughby Hills (9)   Birmingham (16)
                               Youngstown (5)         East Lansing (10)
BRANCHES                                              Grand Rapids (14)
   OHIO                     CALIFORNIA                Grosse Pointe Woods (2)
      Akron (8)                Los Angeles (2)
      Canfield (1)                                 NEW JERSEY
      Canton (5)            GEORGIA                   Jersey City (10)
      Chillicothe (2)          Atlanta (4)
      Cincinnati (55)                              PENNSYLVANIA
      Columbus (9)          ILLINOIS                  Ligonier (1)
      Dayton (11)              Chicago (5)
      Dublin (6)                                   TEXAS
                            INDIANA                   Dallas (7)
                               Elkhart (3)

        The Company's executive office and largest sales office is located in Cleveland, Ohio. The Company's order entry, trading, investment banking, research, operations and accounting activities are primarily centralized in the Cleveland office. The office, which occupies approximately 90,000 square feet of space, is operated under a lease expiring in 1995. The Company has signed a letter of intent to enter into a fifteen year lease on the headquarters office covering approximately 130,000 square feet. The current lease will terminate upon the execution of the new lease. The Gradison Division of McDonald Securities is located in Cincinnati, Ohio. The Gradison Division office, which occupies approximately 38,000 square feet of space, is operating under a lease expiring in 1998. Personnel at the Gradison Division are primarily involved in the mutual fund and investment advisory operations, retail sales, management, and also certain accounting and administrative functions. The S. J. Wolfe Division was opened in December, 1990 when the Company acquired certain assets and the business of S. J. Wolfe & Co., a stock brokerage firm. The S. J. Wolfe Division has an over-the-counter trading operation.

        The Company believes that at the present time its administrative and sales office space is adequate and is suitably utilized.

ITEM 3.  LEGAL PROCEEDINGS.

        As is the case with many firms in the securities industry, McDonald Securities is a defendant or co-defendant in a number of lawsuits alleging damages, which are ordinary and routine litigation, incidental to the securities and investment banking business. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits. Some of the proceedings relate to public underwritings of securities in which McDonald Securities participated as a member of the underwriting syndicate. The Company is also aware of litigation against certain underwriters of offerings in which McDonald Securities was a participant, but where McDonald Securities is not now a defendant. In these latter cases, it is possible that McDonald Securities may be called upon to contribute to settlements or judgments.

        Although it is impossible to predict the outcome of the outstanding litigation, in the opinion of management, the outcome will not have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

   (Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

The following table sets forth the executive officers of the Company who are not also Directors of the Company and certain other information with respect to each individual, including the years certain individuals were partners in the Partnership, the predecessor to the Company's business. Except for Mr. Weston, each of the executive officers listed below are Directors of McDonald Securities.

            NAME                   AGE               PRINCIPAL OCCUPATION
            ----                   ---     ------------------------------------------------
Thomas M. O'Donnell                58      Director of the Company since June 7, 1983;
                                           Chairman of the Company and McDonald Securities
                                           since April 1, 1989; Chief Executive Officer of
                                           the Company from April 1, 1989 to January 1,
                                           1994; President of the Company and McDonald
                                           Securities from July 23, 1984 to April 1, 1989;
                                           Secretary of the Company from June 7, 1983 to
                                           July 23, 1984; Managing Director (Corporate
                                           Finance and Special Products) and Secretary of
                                           McDonald Securities from June 7, 1983 to July 23,
                                           1984; Partner from 1968 to 1990 and Managing
                                           Partner from 1989 to 1990.

William B. Summers, Jr.            44      Director of the Company since June 7, 1983; Chief
                                           Executive Officer of the Company since January 1,
                                           1994; President of the Company and McDonald
                                           Securities since April 1, 1989; Executive Vice
                                           President of the Company and McDonald Securities
                                           from November 1, 1988 to April 1, 1989; Managing
                                           Director (Fixed Income Institutional Sales) of
                                           McDonald Securities from June 7, 1983 to November
                                           1, 1988; Partner from 1975 to 1990.

Daniel F. Austin                   42      Senior Managing Director (Corporate and Public
                                           Finance) of McDonald Securities since June 1,
                                           1992; Managing Director from January 4, 1991 to
                                           May 31, 1992; Senior Vice President from May 1,
                                           1986 to January 3, 1991; First Vice President
                                           from May 1, 1985 to April 30, 1986.

Jack N. Aydin                      53      Managing Director (Resident Manager - Jersey
                                           City, New Jersey) of McDonald Securities since
                                           May l, l988; Senior Vice President from May l,
                                           l986 to April 30, l988; First Vice President from
                                           June 7, l983 to April 30, l986; Partner from l977
                                           to 1990.

Eugene H. Bosart III               51      Managing Director (Regional Sales Manager -
                                           Michigan) of McDonald Securities since May 1,
                                           1987; Senior Vice President from June 7, 1983 to
                                           April 30, 1987; Partner from 1972 to 1990.

Thomas G. Clevidence               44      Managing Director (Human Resources) since July 1,
                                           1992; Vice President - Corporate Employment,
                                           Society Corporation/Ameritrust Corporation, from
                                           October 1989 to June 30, 1992; Senior Manager,
                                           Ernst & Young, from 1982 to October 1989.

            NAME                   AGE               PRINCIPAL OCCUPATION
            ----                   ---     ------------------------------------------------
Robert T. Clutterbuck              43      Treasurer of the Company and Executive Managing
                                           Director and Chief Financial Officer of McDonald
                                           Securities since January 1, 1994; Senior Managing
                                           Director (Municipal Bond Trading and
                                           Underwriting) from June 1, 1992 to December 31,
                                           1993; Managing Director from May 1, 1987 to May 31,
                                           1992; Senior Vice President from May 1, 1984 to
                                           April 30, 1987; First Vice President from June 7,
                                           1983 to April 30, 1984; Partner from 1978 to 1990.

Dennis J. Donnelly                 44      Senior Managing Director (Operations) since June 1,
                                           1992; Managing Director from May 1, 1987 to May 31,
                                           1992; Senior Vice President from May 1, 1984 to
                                           April 30, 1987; First Vice President from June
                                           7, 1983 to April 30, 1984; Partner from 1980 to
                                           1990.

David W. Ellis, III                38      Senior Vice President, (Fixed Income Asset Management)
                                           Gradison Division, since October 4, 1991; Director of
                                           Gradison & Company Incorporated from January 1, 1987
                                           to October 3, 1991;  Senior Vice President, Gradison
                                           & Company Incorporated from September 1, 1988 to
                                           October 3, 1991; Vice President from September 1,
                                           1980 to August 31, 1988.

David W. Knall                     49      Managing Director (Resident Manager - Indianapolis,
                                           Indiana) of McDonald Securities since June 7, 1983;
                                           Partner from 1973 to 1990.

Lawrence T. Oakar                  59      Senior Vice President (Retail Sales) of McDonald
                                           Securities since May 1, 1986; First Vice President
                                           from July 20, 1983 to April 30, 1986; Partner from
                                           1979 to 1990.

John F. O'Brien                    57      Senior Managing Director (Private Client Group) of
                                           McDonald Securities since June 1, 1992; Managing
                                           Director from June 17, 1983 to May 31, 1992;
                                           Partner from 1971 to 1990.

Gordon A. Price                    46      Managing Director and Treasurer of McDonald Securities
                                           since January 1, 1994; Treasurer of the Company from
                                           July 28, 1988 to January 1, 1994; Chief Financial
                                           Officer of McDonald Securities from July l, l987 to
                                           December 31, 1993; Senior Managing Director (Financial
                                           Administration) of McDonald Securities from June 1,
                                           1992 to December 31, 1993; Managing Director from May
                                           1, 1987 to May 31, 1992; Senior Vice President from
                                           May 1, 1984 to April 30, 1987; First Vice President
                                           from June 7, 1983 to April 30, 1984; Partner from 1980
                                           to 1990.

James C. Redinger                  57      Senior Managing Director (Equity Institutional Sales and
                                           Trading) of McDonald Securities since June 1, 1992;
                                           Managing Director from May 1, 1987 to May 31, 1992;
                                           Senior Vice President from May 1, 1984 to April 30,
                                           1987; First Vice President from June 7, 1983 to April
                                           30, 1984; Partner from 1980 to 1990.

            NAME                   AGE               PRINCIPAL OCCUPATION
            ----                   ---     ------------------------------------------------
David D. Sutcliffe                 33      Senior Vice President (Fixed Income Sales) of
                                           McDonald Securities since May 1, 1989; First
                                           Vice President (Fixed Income Sales from May 1,
                                           1987 to April 30, 1989; Vice President (Fixed
                                           Income Sales) from 1984 to April 30, 1987.

Francis S. Tobias                  45      Managing Director (Fixed Income Sales and Trading)
                                           of McDonald Securities since January 1, 1994;
                                           Senior Managing Director (Fixed Income Sales and
                                           Trading) from June 1, 1992 to January 1, 1994;
                                           Managing Director from July 1, 1990 to May 31,
                                           1992; Manager of Fixed Income Sales and Trading,
                                           Prescott Ball & Turben, a division of Kemper
                                           Securities Group, Inc. from 1985 to June 30, 1990.

Donald E. Weston                   59      Director of the Company since October 4, 1991;
                                           Chairman and Chief Executive Officer of the
                                           Gradison Division of McDonald Securities since
                                           October 4, 1991; Chairman of the Board and
                                           Chief Executive Officer of Gradison & Company
                                           Incorporated from January, 1982 to October 4,
                                           1991; Trustee and Chairman of the Board of the
                                           Gradison-McDonald U.S. Government Trust since
                                           January, 1982; of the Gradison Growth Trust
                                           since August, 1983, of the Gradison-McDonald
                                           Government Income Fund since September, 1987
                                           and of the Gradison-McDonald Municipal Custodian
                                           Trust since September, 1992.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

        The information required by this item is included herein at Exhibit 99(a) to this Form 10-K Annual Report set forth under the caption
"Supplementary Financial Data - Quarterly Data (Unaudited)".


ITEM 6.  SELECTED FINANCIAL DATA.

        The information required by this item is included herein at Exhibit 99(b) to this Form 10-K Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required by this item is included herein at Exhibit 99(c) to this Form 10-K Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this item is included herein at Exhibit 99(d) to this Form 10-K Annual Report.


ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE.

        None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information regarding Directors appearing under the caption of "Election of Directors" in the registrant's definitive Proxy Statement to be used in connection with Annual Meeting of Stockholders to be held on August 3, 1994 (the "1994 Proxy Statement") is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I of this Form 10-K Annual Report.


ITEM 11.  EXECUTIVE COMPENSATION.

        The information required by this item is incorporated herein by reference to "Executive Compensation" in the 1994 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is incorporated by reference to "Stock Ownership of Principal Holders and Management" in the 1994 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is incorporated herein by reference to "Certain Transactions" in the 1994 Proxy Statement.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  DOCUMENT LIST

1.  Financial Statements

            The following financial statements are filed as part of this Form 10-K Annual Report herein at Exhibit 99(4).

McDonald & Company Investments, Inc. and Subsidiaries:
- - - - - -----------------------------------------------------
            (i) Consolidated Statements of Income--fiscal years ended March 25, 1994, March 26, 1993 and March 27, 1992

            (ii) Consolidated Statements of Financial Condition--March 25, 1994 and March 26, 1993

            (iii) Consolidated Statements of Changes in Stockholders' Equity--fiscal years ended March 25, 1994, March 26, 1993 and March 27, 1992

            (iv) Consolidated Statements of Cash Flows--fiscal years ended March 25, 1994, March 26, 1993 and March 27, 1992

            (v)       Notes to Consolidated Financial Statements--March 25, 1994

2.  Supplementary Data and Financial Statement Schedules

            (i) Supplementary data entitled "Supplementary Financial Data-Quarterly Data (Unaudited)" is filed as part of this Form 10-K Annual Report herein at Exhibit 99(1).

            (ii) The following financial statement schedules and other information are filed as a part of this Report:

                                                                 Sequential Page
                                                                 ---------------
           Report of Independent Auditors. . . . . . . . . . . . . . . .      27
           Schedule I - Marketable Securities - Other Investments. . . .      28
           Schedule II - Amounts Receivable from Related Parties
             and Underwriters, Promoters and Employees Other than
             Related Parties . . . . . . . . . . . . . . . . . . . . . .      29
           Schedule IX--Short-Term Borrowings. . . . . . . . . . . . . .      30

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.  Exhibits Required by Securities and Exchange Commission
    Regulation S-K

(a)  The following exhibits are filed as part of this Report:

       Exhibit                                                   Sequential Page
       -------                                                   ---------------
        10(m)      Document reflecting line of credit with Bank of
                     New York ($90,000,000)  . . . . . . . . . . . . . .    33
        10(n)      Document reflecting Letter of Intent related to
                     proposed lease agreement  . . . . . . . . . . . . .    34
        11         Statement Re: Computation of Per Share Earnings . . .    44
        21         Subsidiaries of the Registrant  . . . . . . . . . . .    45
        23         Consent of Independent Auditors . . . . . . . . . . .    47
        99(a)      Supplementary Financial Data - Quarterly Data
                     (Unaudited) . . . . . . . . . . . . . . . . . . . .    48
        99(b)      Selected Financial Data . . . . . . . . . . . . . . .    49
        99(c)      Management's Discussion and Analysis of Results of
                     Operations and Financial Condition  . . . . . . . .    50
        99(d)      Consolidated Financial Statements of the Company
                     listed under Item 14(a)(1)  . . . . . . . . . . . .    57

(b)  The following exhibits are incorporated herein by reference:

        2(a): Agreement and Plan of Reorganization dated as of July 24, 1991 by and among the Registrant, McDonald & Company Securities, Inc. and Gradison & Company Incorporated (incorporated by reference to Exhibit
        2.1 to the Company's Amendment No. 1 to Form S-4 Registration Statement (Reg. No. 33-42566) which became effective on September 13, 1991)

        2(b): Form of First Amendment to the Agreement and Plan of Reorganization by and among the Registrant, McDonald & Company Securities, Inc. and Gradison & Company Incorporated (Incorporated by reference to Exhibit 2.2 to the Company's Amendment No. 1 to Form S-4 Registration Statement (Reg. No. 33-42566) which became effective on September 13, 1991)

        2(c): Form of Agreement of Merger by and among the Registrant, McDonald & Company Securities, Inc. and Gradison & Company Incorporated (incorporated by reference to Exhibit 2.3 to the Company's Amendment No. 1 to Form S-4 Registration Statement (Reg. No. 33-42566) which became effective on September 13, 1991)

        3(a): Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(a) to the Company's Form S-8 Registration Statement (Reg. No. 33-11335), which became effective on February 2,
        1987)

        3(b): By-Laws of the Company (incorporated by reference to Exhibit 4(b) to the Company's Form S-8 Registration Statement (Reg. No. 33-11335), which became effective on February 2, 1987)

        3(c): Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3(c) to the Company's Form 10-K for the fiscal year ended March 26, 1993)

        4(a): Specimen Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Form S-1 Registration Statement (Reg. No. 2-84300), which became effective on July 20, 1983)

        4(b): Form of Indenture, including form of Debenture (incorporated by reference to Exhibit 4(a) to the Company's Form S-1 Registration Statement (Reg. No. 33-2994), which became effective on February 6,
        1986)

        10(a): Lease Agreement dated November 1, 1982, for a portion of the Company's executive offices (incorporated by reference to Exhibit 10(b) to the Company's Form S-1 Registration Statement (Reg. No. 2-84300), which became effective on July 20, 1983)

        10(b): Sublease dated May 1, 1985, for a portion of the Company's executive offices (incorporated by reference to Exhibit 10(c) to the Company's Form S-1 Registration Statement (Reg. No. 33-2994), which became effective on February 6, 1986)

        10(c): Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Company's Form S-8 Registration Statement (Reg. No. 33-11335), which became effective on February 2, 1987)*

        10(d): 1990 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement (Reg. No. 33-37603), which became effective on November 5,
        1990)*

        10(e): Tandem System Maintenance Agreement (incorporated by reference to Exhibit 28(a) to the Company's Form 10-Q for the fiscal quarter ended September 26, 1986)

        10(f): Documents reflecting lines of credit with First National Bank of Chicago ($25,000,000), and the Bank of Tokyo ($45,000,000),
        (incorporated by reference to Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 27, 1992)

        10(g): Documents reflecting line of credit with The Northern Trust Company ($10,000,000) (incorporated by reference to Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 29, 1991)

        10(h): Documents reflecting lines of credit with Bankers Trust Company ($50,000,000), State Street Bank and Trust Company ($28,000,000) and Huntington National Bank ($25,000,000), (incorporated by reference to
        Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 26, 1993)

        10(i): Documents reflecting lines of credit with National City Bank ($25,000,000) and Star Bank ($20,000,000), (incorporated by reference to Exhibit 10(m) to the Company's Form 10-Q for the fiscal quarter ended September 24, 1993)

        10(j): 1992 Restricted Stock Bonus Plan (incorporated herein by reference to the Company's Definitive Proxy Statement for its Annual Meeting held on July 27, 1993)*

        10(k): Form of Note Purchase Agreement between McDonald & Company Securities, Inc. and the Purchasers listed therein, dated as of January 15, 1993, relating to $25,000,000 principal amount of 8.24% Subordinated Notes (incorporated by reference to Exhibit 10 of the Company's Form 8-K filed with the Securities and Exchange Commission on February 5, 1993)

        10(l): McDonald & Company Securities, Inc. Retirement Savings Trust and Plan, (incorporated by reference to Exhibit 10(n) to the Company's Form 10-Q for the fiscal quarter ended September 24, 1993)*






* Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K

ITEM 14(b).  REPORTS ON FORM 8-K.

        The Company did not File a current Report on Form 8-K during the fiscal quarter ended March 25, 1994.


OTHER
- - - - - -----
        On July 27, 1993, the Company announced the continuation of an open market repurchase program originally instituted in July 1987. The current program, which expires July 31, 1996, allows the Company to purchase up to 1,000,000 shares of its Common Stock at an aggregate price not to exceed $20,000,000. Treasury shares may be used to satisfy options exercised under the Company's stock option plans and shares awarded under the Company's 1993 Stock Bonus Plan.

        During the fiscal year ended March 25, 1994 the Company purchased 496,509 shares of the Company's Common Stock at an average price of $14.62 per share. During the fiscal year ended March 25, 1994, the Company sold 140,230 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Company's stock option plans.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio on this 16th day of June, 1994.


                                McDONALD AND COMPANY INVESTMENTS, INC.

                                By:  /s/ William B. Summers, Jr.
                                     ----------------------------------
                                     William B. Summers, Jr., President and
                                     Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 16, 1994.

Signature                            Title:
- - - - - ---------                            -----

/s/ William B. Summers, Jr.          President and Director
- - - - - -------------------------------      (Principal Executive Officer)
William B. Summers, Jr.


/s/ Robert T. Clutterbuck            Treasurer (Principal Financial
- - - - - -------------------------------      and Accounting Officer)
Robert T. Clutterbuck


/s/ Thomas M. O'Donnell              Chairman and Director
- - - - - -------------------------------
Thomas M. O'Donnell


/s/ Bennett E. Bidwell               Director
- - - - - -------------------------------
Bennett E. Bidwell


/s/ Rena J. Blumberg                 Director
- - - - - -------------------------------
Rena J. Blumberg


/s/ Willard E. Carmel                Director
- - - - - -------------------------------
Willard E. Carmel


/s/ James A. Karman                  Director
- - - - - -------------------------------
James A. Karman


/s/ Frederick R. Nance               Director
- - - - - -------------------------------
Frederick R. Nance


/s/ Donald E. Weston                 Director
- - - - - -------------------------------
Donald E. Weston

                      McDonald & Company Investments, Inc.

         Report on FORM 10-K for the Fiscal Year ended March 25, 1994

                       FINANCIAL STATEMENT SCHEDULE INDEX
                       ----------------------------------


                                                                 Sequential Page
                                                                 ---------------
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . .     27

McDonald & Company Investments, Inc.:
- - - - - -------------------------------------
Schedule I         Marketable Securities--Other Investments   . . . .     28

Schedule II        Amounts Receivable from Related Parties
                      and Underwriters, Promoters and
                      Employees Other than Related Parties  . . . . .     29

Schedule IX        Short-Term Borrowings  . . . . . . . . . . . . . .     30

                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


Shareholders and Board of Directors
McDonald & Company Investments, Inc.



        We have audited the consolidated financial statements of McDonald & Company Investments, Inc. and subsidiaries listed in the accompanying index to financial statements Item 14(a)1. Our audits also included the financial statement schedules listed in the Index at 14(a)2. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald & Company Investments, Inc. and subsidiaries at March 25, 1994 and March 26, 1993 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 25, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                Ernst & Young

                                                /s/ Ernst & Young





Cleveland, Ohio
April 29, 1994

                                    SCHEDULE I - MARKETABLE SECURITIES -- OTHER INVESTMENTS
                                              McDONALD & COMPANY INVESTMENTS, INC.
                                                         MARCH 25, 1994

                                                                                                                Amount at Which
                                                                                                                Each Portfolio of
                                                                                                                Equity Security
                                                Number of Shares                        Market Value            Issues and Each
                                                    or Units                            of Each Issue           Other Security Issue
                                                Principal Amount          Cost of       at Balance              Carried in the
Name of Issuer and Title of Each Issue          of Bonds & Notes        Each Issue (1)  Sheet Date              Balance Sheet (1)
- - - - - ----------------------------------------------------------------------------------------------------------------------------------
State and Municipal obligations:
  State obligations                             37 issues               N/A                     $  3,367,000      $  3,367,000
  Obligations of political subdivisions
    of states                                   67 issues                                          6,430,000         6,430,000
  Industrial development bonds                  14 issues                                          1,020,000         1,020,000
                                                                                                ------------        ----------
                                                                                                $ 10,817,000      $ 10,817,000

Corporate stocks                               228  issues                                      $ 11,278,000      $ 11,278,000

Corporate obligations:
  General Electric Capital                       2 issues                                       $ 11,946,000      $ 11,946,000
  Other                                         77 issues                                         70,891,000        70,891,000
                                                                                                ------------       -----------
                                                                                                $ 82,837,000      $ 82,837,000
U.S. Government obligations and
  Mortgage-backed Securities                    69 issues                                       $ 47,550,000      $ 47,550,000

Other                                           10 issues                                       $    208,000      $    208,000
                                                                                                ------------        ----------

                                                                                                $152,690,000      $152,690,000
                                                                                                ============      ============



(1)  The Company marks its trading securities to market.  Profits and losses from such revaluations are recognized in the Company's results of operations.  As a result of this practice, cost information is not maintained.

                                     SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
                                           AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                                                   OTHER THAN RELATED PARTIES



                                              McDONALD & COMPANY INVESTMENTS, INC.
                                                                              DEDUCTIONS
                                      Balance at                        ------------------------    BALANCE AT END OF PERIOD
                                      Beginning                          Amounts       Amounts     ---------------------------
     Name of Debtor                   of Period         Additions (1)   Collected    Written Off    Current (1)    Not Current
- - - - - ------------------------------------------------------------------------------------------------------------------------------
Fiscal year ended March 25, 1994           ---               ---             ---             ---         ---             ---

Fiscal year ended March 26, 1993:

McDonald & Company Investments, Inc.
 Employee Stock Ownership Trust
 and Plan (the "Plan")                $128,811          $    ---        $128,811             ---    $    ---


Fiscal year ended March 27, 1992:

McDonald & Company Investments, Inc.
 Employee Stock Ownership Trust
 and Plan (the "Plan")                $260,442          $ 11,369        $143,000             ---    $128,811

(1) The note receivable was payable to the Company on demand.  Interest was calculated at the prime rate and was payable on March 31 each year, and upon any repayment or prepayment of principal.  The proceeds from the notes were used to purchase common stock of McDonald & Company Investments, Inc.  The notes were repaid through contributions from the Company to the Plan.  In the event of a default in the Plan's obligation to pay principal and interest, the Company had recourse to the Plan assets to the extent that such assets had not been allocated to participants in the Plan.

                                              SCHEDULE IX - SHORT-TERM BORROWINGS
                                              McDONALD & COMPANY INVESTMENTS, INC.

CATEGORY OF AGGREGATE         BALANCE         WEIGHTED          MAXIMUM AMOUNT          AVERAGE AMOUNT         WEIGHTED AVERAGE
      SHORT-TERM             AT END OF         AVERAGE         OUTSTANDING DURING     OUTSTANDING DURING         INTEREST RATE
 BORROWINGS (1)(2)          THE PERIOD      INTEREST RATE          THE PERIOD            THE PERIOD (3)       DURING THE PERIOD(4)
- - - - - ---------------------      ------------    ---------------     ------------------     -------------------     --------------------
Fiscal year ended
  March 25, 1994:

 Amounts payable to
  banks for borrowings     $ 90,731,000        4.34%           $192,191,000            $125,663,000               3.85%
 Securities sold under
   agreements to
    repurchase              198,730,000        3.29%           $417,247,000            $224,583,000               2.89%

Fiscal year ended
  March 26, 1993:

 Amounts payable to
  banks for borrowings     $ 98,053,000        3.67%           $163,983,000            $ 94,804,000               4.35%
 Securities sold under
   agreements to
   repurchase              $206,537,000        2.84%           $333,146,000            $121,587,000               2.88%


Fiscal year ended
  March 27, 1992:

 Amounts payable to
  banks for borrowings     $113,471,000        4.78%           $124,195,000            $ 75,497,000               5.80%
 Securities sold under
   agreements to
   repurchase              $ 42,405,000        3.39%           $133,566,000            $ 70,350,000               4.93%

(1)  Amounts payable to banks for borrowings include secured and unsecured demand loans, at fluctuating interest rates.  The secured borrowings are collateralized by firm-owned or customer-owned securities.
(2)  Securities sold under agreements to repurchase represent short-term financing transactions collateralized by firm-owned securities or securities purchased under agreements to resell.
(3)  The average amounts payable to banks for borrowings and securities sold under agreements to repurchase were computed by dividing the total of the daily borrowings by the number of days in the period.
(4)  The weighted average interest rates for amounts payable to banks for borrowings and securities sold under agreements to repurchase were computed by dividing the total of the annualized daily interest expense by the total of the daily borrowings.

                      McDonald & Company Investments, Inc.

           Report on FORM 10-K for the Fiscal Year ended March 25, 1994

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                     Description                     Sequential Page
- - - - - --------------                  -----------                     ---------------

     10(m)              Document reflecting line of credit with
                          Bank of New York ($90,000,000)  . . . . . . .    33

     10(n)              Document reflecting Letter of Intent
                          related to proposed lease agreement . . . . .    34

     11                 Statement Re: Computation of
                          Per Share Earnings  . . . . . . . . . . . . .    44

     21                 Subsidiaries of the Registrant  . . . . . . . .    45

     23                 Consent of Independent
                          Auditors  . . . . . . . . . . . . . . . . . .    47

     99(a)              Supplementary Financial Data
                          Quarterly Data (Unaudited)  . . . . . . . . .    48

     99(b)              Selected Financial Data . . . . . . . . . . . .    49

     99(c)              Management's Discussion and
                          Analysis of Results of Operations
                          and Financial Condition . . . . . . . . . . .    50

     99(d)              Consolidated Financial Statements
                          of the Company listed under
                          Item 14(a)(1) . . . . . . . . . . . . . . . .    57

                            STOCKHOLDER INFORMATION

The 1994 Annual Meeting of Stockholders will be held at The National City Bank Auditorium, Fourth Floor, Atrium Building, 1900 East Ninth St., Cleveland, Ohio, on Wednesday, August 3, 1994, at 9:30 a.m.

The Form 10-K Annual Report to the Securities and Exchange Commission, providing further details on the Company's business, is available at no charge from the Treasurer, McDonald & Company Investments, Inc., 800 Superior Avenue, Cleveland, Ohio 44114.

McDonald & Company Securities, Inc., is a member firm of the New York Stock Exchange, Inc., The American Stock Exchange (Associate), the Midwest Stock Exchange, the Philadelphia Stock Exchange, and the National Association of Securities Dealers.


        CORPORATE HEADQUARTERS                  GRADISON DIVISION
        800 Superior Avenue                     580 Walnut Street
        Suite 2100                              Cincinnati, Ohio 45202
        Cleveland, Ohio 44114                   513/579-5000
        216/443-2300
                                                S.J. WOLFE DIVISION
        CORPORATE OFFICE                        One Citizens Federal Centre
        1105 North Market Street, Suite 1300    Dayton, Ohio 45402
        P.O. Box 8985                           513/223-1256
        Wilmington, Delaware 19899
                                                INDEPENDENT AUDITORS
        GENERAL COUNSEL                         Ernst & Young
        Calfee, Halter & Griswold               Cleveland, Ohio 44115
        Cleveland, Ohio 44114
                                                TRANSFER AGENT AND REGISTRAR
                                                National City Bank
                                                Cleveland, Ohio 44114