Form 10-Q
period 1994-06-24
MCDONALD & CO INVESTMENTS INC
filed 1994-08-03
CIK 720900

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  _________

                                  FORM 10-Q
(Mark One)
- - ----
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ----  EXCHANGE ACT OF 1934

For the quarterly period ended                       June 24, 1994
                              ----------------------------------------------
- - ----                                  OR
- - ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                  Commission file number       1-8526
                                        ----------------------
                     McDonald & Company Investments, Inc.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                       34-1391950
- - -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

        800 Superior Ave., Suite 2100, Cleveland, Ohio          44114
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area
code         (216) 443-2300
    ---------------------------------------------------------------------------
             Not Applicable
- - -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----   ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      9,361,588 shares of Common Stock, par value $1.00 per share, were outstanding on July 29, 1994.


                                      (1)

                                               McDONALD & COMPANY INVESTMENTS, INC.

                                                               INDEX

                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1. Financial Statements -
         Consolidated statements of financial condition (unaudited)-
             June 24, 1994 and March 25, 1994                                                                 3

         Consolidated statements of income (unaudited)-
             Fiscal three months ended June 24, 1994
             and June 25, 1993                                                                                4

         Consolidated statements of cash flows (unaudited)-
             Fiscal three months ended June 24, 1994 and
             June 25, 1993                                                                                    5

         Notes to condensed consolidated financial statements (unaudited)-
             June 24, 1994                                                                                    6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                            7


PART II - OTHER INFORMATION
- - ---------------------------

         Item 5.  Other Information                                                                          11
         Item 6.  Exhibits and Reports on Form 8-K                                                           11


SIGNATURES                                                                                                   12

EXHIBIT INDEX                                                                                                13





                                      (2)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                               MCDONALD & COMPANY INVESTMENTS, INC.
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                     June 24,             March 25,
                                                                       1994                 1994
                                                                   ------------         -----------
                                                                            (In thousands)
ASSETS
   Cash and cash equivalents                                         $ 13,726              $  6,765
   Receivable from customers                                          107,316               124,294
   Receivable from brokers and dealers                                 27,014                30,915
   Securities purchased under agreements
     to resell                                                        451,380               216,263
   Other receivables                                                    8,781                12,087
   Securities owned                                                    88,393               152,690
   Furniture, equipment and leasehold
     improvements, at cost, less accumulated
     depreciation and amortization                                      9,416                 9,987
   Other assets                                                        37,084                37,577
                                                                     --------              --------
                                                                     $743,110              $590,578
                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
      Short-term borrowings                                          $ 63,893              $ 90,731
      Payable to customers                                             18,803                28,220
      Payable to brokers and dealers                                    7,885                23,527
      Securities sold under agreements to
        repurchase                                                    401,308               198,730
      Securities sold but not yet purchased                            74,497                64,644
      Accrued compensation and profit
        sharing contribution                                           11,137                24,586
      Accounts payable, accrued expenses
        and other liabilities                                          30,559                27,735
      Long-term borrowings                                             25,000                25,000
                                                                     --------              --------
                                                                     $633,082              $483,173
                                                                     --------              --------

   Stockholders' equity
      Preferred Stock, without par value;
        authorized 200,000 shares;
        none issued
      Common Stock, par value $1.00 per
        share; 15,000,000 shares
        authorized; (11,359,889 and 11,176,129
        shares issued, respectively)                                   11,360                11,176
      Additional paid-in capital                                       47,195                44,916
      Retained earnings                                                67,492                66,239
      Less treasury stock, at cost
        (1,977,718 and 1,915,138 shares,                              (16,019)              (14,926)
         respectively)                                               --------              --------
                                                                      110,028               107,405
                                                                     --------              --------
                                                                     $743,110              $590,578
                                                                     ========              ========

See Notes to consolidated financial statements (unaudited).

                                      (3)

                                               MCDONALD & COMPANY INVESTMENTS, INC.
                                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                     Fiscal Three Months Ended
                                                                                  -----------------------------
                                                                                  June 24, 1994   June 25, 1993
                                                                                    (13 weeks)      (13 weeks)
                                                                                  --------------  --------------
(In thousands, except for share and per share amounts)

Revenues:
 Underwriting and
   investment banking                                                             $    9,306           $  13,037
 Principal transactions                                                               10,872              14,963
 Commissions                                                                          12,508              12,210
 Investment management fees                                                            4,000               3,261
 Interest and dividends                                                                3,128               3,609
 Other                                                                                 1,001                 637
                                                                                  ----------           ---------
                                                                                  $   40,815           $  47,717
                                                                                  ----------           ---------
Expenses:
 Employee compensation
   and benefits                                                                   $   24,552           $  27,010
 Interest                                                                              1,515               2,326
 Communications                                                                        3,062               2,610
 Occupancy and equipment                                                               3,046               2,610
 Promotion and development                                                             1,672               1,630
 Floor brokerage and
   clearance                                                                             648                 749
 Taxes, other than income
      taxes                                                                            1,623               1,317
 Other operating expenses                                                              1,505               1,354
                                                                                  ----------           ---------
                                                                                  $   37,623           $  39,606
                                                                                  ----------           ---------

Income before income taxes                                                        $    3,192           $   8,111

Provision for income taxes                                                             1,250               3,000
                                                                                  ----------           ---------

Net income                                                                        $    1,942           $   5,111
                                                                                  ==========           =========

Net income per share
  Primary                                                                         $      .20           $     .59
                                                                                  ==========           =========
  Fully diluted                                                                   $      .20           $     .54
                                                                                  ==========           =========

Dividends per share                                                               $     .075           $   .0625
                                                                                  ==========           =========

Average number of shares
 and share equivalents
 outstanding                                                                       9,461,000           8,600,000
                                                                                  ==========           =========


See Notes to consolidated financial statements (unaudited).


                                      (4)

                                               MCDONALD & COMPANY INVESTMENTS, INC.
                                               ------------------------------------
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         -------------------------------------------------
                                                                                  Fiscal Three Months Ended
                                                                              ---------------------------------
                                                                              June 24, 1994       June 25, 1993
                                                                              -------------       -------------
                                                                                         (In thousands)
OPERATING ACTIVITIES:
- - --------------------

Net Income                                                                    $   1,942           $   5,111
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                   1,098                 946
  Deferred compensation                                                             255                  62
  Deferred income taxes                                                            (177)                (16)
  (Increase) decrease in receivable from customers                               16,978             (26,914)
  Decrease in receivable from brokers and dealers                                 3,901              11,616

  (Increase) decrease in securities owned                                        64,297             (40,099)
  (Increase) decrease in other receivables                                        3,306                (162)
  Increase (decrease) in payable to customers                                    (9,417)              8,804
  Increase (decrease) in payable to brokers and dealers                         (15,642)             18,561
  Increase in securities sold but not yet purchased                               9,853              41,231
  Decrease in accrued compensation and profit sharing                           (10,946)             (3,403)
  Increase in accounts payable, accrued expenses and other                        2,569               1,822
                                                                              ---------           ---------

  Net cash provided by operating activities                                   $  68,017           $  17,559
                                                                              =========           =========

INVESTING ACTIVITIES:
- - --------------------

  Purchase of furniture, equipment and leaseholds                             $    (379)          $    (351)
  Decrease in other assets                                                          522                 242
                                                                              ---------           ---------
  Net cash provided by (used for) investing activities                        $     143           $    (109)
                                                                              =========           =========

FINANCING ACTIVITIES:
- - --------------------
 Increase in securities purchased under
     agreement to resell                                                      $(235,117)          $(173,567)
 Increase (decrease) in short-term borrowings                                   (26,838)             30,793
 Increase in securities sold under
     agreements to repurchase                                                   202,578             123,762
 Cash dividends                                                                    (689)               (517)
 Purchase of treasury stock                                                      (1,418)             (1,006)
 Proceeds from issuance of treasury stock                                           285                 194

                                                                              ---------           ---------
 Net cash used for financing activities                                       $ (61,199)          $ (20,341)
                                                                              ---------           ---------

 Increase (decrease) in cash and cash equivalents                                 6,961              (2,891)
 Cash and cash equivalents at beginning of period                                 6,765               7,482
                                                                              ---------           ---------

 Cash and cash equivalents at end of period                                   $  13,726           $   4,591
                                                                              =========           =========

See notes to consolidated financial statements (unaudited).

                                      (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
June 24, 1994


NOTE A - BASIS OF PRESENTATION
- - ------   ---------------------

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


NOTE B - LONG-TERM BORROWINGS
- - ------   --------------------

McDonald & Company Securities, Inc., ("McDonald Securities") has outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to prepay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness of McDonald Securities. The principal amount of the notes has been approved by the New York Stock Exchange, Inc. for inclusion in the regulatory capital of McDonald Securities.


NOTE C - NET INCOME PER SHARE
- - ------   --------------------

Primary net income per share is based on the average number of share and share equivalents outstanding during the periods. Share equivalents represent the effect of shares issuable under the Company's stock option plans. For the fiscal quarter ended June 25, 1993, fully diluted net income per share includes, in addition to the above, the effect of the assumed conversion of the Company's 8% convertible subordinated debentures.

On July 27, 1993, the Company declared a 20% stock dividend payable August 20, 1993 to stockholders of record August 10, 1993. Share and per share information have been restated to reflect the effect of the stock dividend as if it had occurred at the beginning of the fiscal 1994 period.

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

NOTE D - CONTINGENCIES
- - ------   -------------

The Company is a defendant in various lawsuits incidental to its securities business, and in the opinion of management, liability, if any, resulting from such litigation, will not have a material adverse effect on the Company's financial condition.

                                      (6)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

BUSINESS ENVIRONMENT
- - --------------------
McDonald & Company Investments, Inc. (the "Company") operates a full-service regional investment banking, investment advisory and brokerage business through its principal subsidiary, McDonald & Company Securities, Inc. ("McDonald Securities"). The Company is involved in the origination, underwriting, distribution, trading and brokerage of fixed income and equity securities, and provides investment advisory services.

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

On October 4, 1991, Gradison & Company Incorporated ("Gradison"), merged with McDonald Securities. In connection with the merger, stockholders of Gradison received a combination of shares of Common Stock and cash having an aggregate value of approximately $22,723,000. Additional cash consideration of approximately $3,200,000 will be paid in the third quarter of fiscal 1995 if certain performance criteria are met. Gradison operated as a full-service regional brokerage and investment advisory firm headquartered in Cincinnati, Ohio with a primary market of southwestern Ohio and northern Kentucky. Subsequent to the merger, Gradison operates as a division of McDonald Securities.

The merger allowed the Company to increase the size of its retail sales force and its customer base and gave the Company a strong presence in southwestern Ohio, and also added significant additional asset management capabilities.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, brokers and dealers, securities purchased under agreements to resell, and securities owned approximate 94% of the Company's assets at June 24, 1994. These assets are financed by a number of sources, including the Company's capital and short-term borrowings.

         At June 24, 1994, McDonald Securities had outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory capital.
                                      (7)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS (continued)
           -------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (cont.)
- - ---------------------------------------

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $318,000,000, of which $256,500,000 was unused at June 24, 1994. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.

Certain minimum amounts of capital must be maintained by the Company's principal broker/dealer subsidiary, McDonald Securities, to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At June 24, 1994, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $69,414,000, which was $67,309,000 in excess of the minimum required.


FISCAL THREE MONTH PERIOD ENDED JUNE 24, 1994 AND JUNE 25, 1993
- - ---------------------------------------------------------------

Total revenues for the fiscal quarter ended June 24, 1994 were $40,815,000, a decrease of $6,902,000, or 14%, from revenues of $47,717,000 for the fiscal quarter ended June 25, 1993.

Net income for the fiscal quarter ended June 24, 1994 was $1,942,000, or $.20 per share, compared with net income of $5,111,000, or $.59 per share, for the fiscal quarter ended June 25, 1993, which represents a decrease in net income of 62%.

The average number of shares and share equivalents outstanding were 9,461,000 for the fiscal quarter ended June 24, 1994 compared to 8,600,000 for the fiscal quarter ended June 25, 1993.

Revenues from underwriting and investment banking decreased $3,731,000 or 29% for the quarter when compared to the same period in the prior fiscal year. Revenues from corporate underwriting and investment banking decreased $2,511,000, or 24% for the first quarter due primarily to lower revenues from managed and co-managed equity originations, which declined approximately $1,223,000, or 22%, and lower revenues from participations in equity syndications, which declined $781,000, or 30%. These declines were due to less favorable market conditions for public offerings of equity securities.
Revenues from municipal finance decreased $1,220,000, or 45%, for the quarter ended June 24, 1994 when compared to the first quarter of fiscal 1993 due to a low level of public finance offerings. In the first quarter of the prior fiscal year, declining interest rates resulted in a higher level of public finance offerings and refinancings of existing public debt.

Revenues from underwriting and investment banking activities are highly dependent on general market conditions for such business activities. Market conditions for underwriting and investment banking services can be affected by political and economic events both in the United States and abroad. To the extent future events are unpredictable, uncertainty will be a factor in the level of McDonald Securities business activity. Also, competitive pressure from other investment bankers can and will have an effect on the success of McDonald Securities in obtaining such business and on the prices which can be charged for investment banking and underwriting services. The management of McDonald Securities believes it can compete effectively in this segment of its business activities.




                                      (8)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS (continued)
           -------------------------------------

FISCAL THREE MONTH PERIOD ENDED JUNE 24, 1994 AND JUNE 25, 1993 (cont.)
- - -----------------------------------------------------------------------

Revenues from principal transactions decreased $4,091,000, or 27%, for the first quarter of fiscal 1995 when compared to the same period in the prior fiscal year. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, decreased $3,959,000, or 44%, for the first quarter of fiscal 1995. This decrease in revenues from principal transactions in taxable fixed-income securities reflects the low level of activity in the taxable fixed income markets due to uncertainties related to interest rates and the economy. The decline in revenues from trading taxable fixed income securities includes the impact of eliminating the Company's fixed income arbitrage area effective as of the beginning of the current fiscal year. In the quarter ended June 25, 1993, revenues from fixed income arbitrage trading were $1,092,000, representing 20% of the total decline. Revenues from trading municipal bonds increased $464,000, or 26%, for the first quarter due primarily to individual investor interest in tax-exempt securities due to changes in federal income tax rates. Revenues from principal transactions in equity securities decreased $596,000, or 14%, for the first quarter.

Commission revenues increased $298,000, or 2%, in the current quarter when compared to the same period in fiscal 1994. The increase in commission revenues was primarily due to increased commissions from the sale of annuities and life insurance products, which increased $208,000, or 53%. Commission revenues from agency transaction in listed and over-the-counter stock were comparable to the prior year's first quarter.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $739,000, or 23%, for the fiscal quarter ended June 24, 1994 when compared to the fiscal quarter ended June 25, 1993.

Interest and dividend income decreased $481,000, or 13%, for the fiscal three month period ended June 24, 1994 when compared to the same period in the prior fiscal year. The decrease was due to a lower level of securities owned in the current period when compared to the same period in the prior fiscal year.

Other income increased $364,000, or 57%, for the current quarter due primarily to higher transfer agency and other fees related to proprietary mutual funds.

Operating expenses (total expenses before interest) decreased $1,172,000, or 3%, for the first quarter of fiscal 1995, when compared to the same period in the prior fiscal year. Employee compensation and benefits decreased $2,458,000, or 9%, for the current quarter. Commission and other sales compensation expense decreased $616,000, or 4%, for the quarter, primarily because of decreased revenues from principal transactions and other sales credits. Although operating revenues decreased $6,421,000, or 15%, commissions and other sales compensation declined only $616,000, or 4%. This was due to the change in the mix of revenues during the periods. For the quarter ended June 24, 1994, trading losses related to fixed income and equity inventory trades were $342,000, compared to trading profits of $3,155,000 in the prior year's first quarter, resulting in significantly higher sales compensation in these areas. Additionally, management fees and other non-commission revenues in finance areas declined $2,066,000, or 40% for the current quarter when compared to the same quarter in fiscal 1994. This resulted in higher sales compensation relative to finance revenues. Other clerical and administrative expenses increased $1,188,000, or 16%, for the quarter. The increase in other clerical and administrative expenses represents compensation and employee benefit costs related to an increase in the professional and support staff in the current periods when compared to the same period in the prior fiscal year. The remaining decrease in employee compensation

                                      (9)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS (continued)
           -------------------------------------

FISCAL THREE MONTH PERIOD ENDED JUNE 24, 1994 AND JUNE 25, 1993 (cont.)
- - -----------------------------------------------------------------------

and benefits of $3,030,000, represents decreases in incentive compensation and profit sharing accruals which are directly related to the decline in profitability.

All other operating expenses increased $1,286,000, or 13%, for the current quarter. The increase in all other operating costs represents communications, occupancy and equipment, promotional and other costs related to the expansion of the Company's business.

Interest expense decreased $811,000, or 35%, for the fiscal three month period in the current fiscal year when compared to the same period in fiscal 1994. This decrease reflects a lower level of average short-term borrowings due to a decrease in the level of securities owned.

Income before income taxes for the fiscal quarter ended June 24, 1994 was $3,192,000, resulting in a pre-tax return on revenues of 8%. For the fiscal quarter ended June 25, 1993, income before income taxes was $8,111,000, resulting in a pre-tax return on revenues of 17%.





                                      (10)

PART II.  OTHER INFORMATION

Item 5.      Other Information
             -----------------

             On July 27, 1993, the Company announced the continuation of an open market repurchase program originally announced in July, 1987. The current program, which expires July 31, 1996, allows the Company to purchase up to 1,200,000 shares of its Common Stock at an aggregate price not to exceed $20,000,000. Treasury shares may be used to satisfy options exercised under the Company's stock option plans and 1993 Restricted Stock Bonus Plan.

             During the fiscal quarter ended June 24, 1994, the Company purchased 103,250 shares of the Company's Common Stock at an average price of $13.70 per share. During the fiscal quarter ended June 24, 1994 the Company utilized 40,940 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Stock Option Plan for employees.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
                 (a.)  The following exhibit is filed as part            Sequential
                       of this report:                                   Page Number
                                                                         -----------
                 Exhibit 11    Statement re: Computation of
                               Per Share Earnings . . . . . . . . . . . . .    14





                                      (11)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        McDonald & Company Investments, Inc.
                                        ------------------------------------
                                                  (Registrant)




Date:     August 3, 1994           By:  /s/ William B. Summers, Jr.
     -----------------------            ------------------------------------
                                        William B. Summers, Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




Date:     August 3, 1994           By:  /s/Robert T. Clutterbuck
     -----------------------            ------------------------------------
                                        Robert T. Clutterbuck
                                        Treasurer
                                        (Principal Financial and Accounting
                                        Officer)





                                      (12)

                                               McDonald & Company Investments, Inc.

                                  Report on FORM 10-Q for the Fiscal Quarter ended June 24, 1994

                                                           EXHIBIT INDEX
                                                           -------------
Exhibit No.                       Description                                       Sequential Page
- - -----------                       -----------                                       ---------------
     11                           Statement Re:  Computation of
                                    Per Share Earnings  . . . . . . . . . . . . . . . .    14





                                      (13)