Form 10-Q
period 1994-09-30
MCDONALD & CO INVESTMENTS INC
filed 1994-11-09
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   _________

                                   FORM 10-Q
(Mark One)

- - ---
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ---
    ACT OF 1934

For the quarterly period ended            September 30, 1994
                               ------------------------------------------------
                                      OR
- - ---
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---
    EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    -----------------------

                  Commission file number       1-8526
                                         -------------------

                     McDonald & Company Investments, Inc.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                     34-1391950
- - --------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


         800 Superior Ave., Suite 2100, Cleveland, Ohio             44114
- - --------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area
code         (216) 443-2300
     ---------------------------------------------------------------------------

             Not Applicable
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

9,198,961 shares of Common Stock, par value $1.00 per share, were outstanding on November 7, 1994.





                                      (1)

                                               McDONALD & COMPANY INVESTMENTS, INC.

                                                               INDEX

                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1. Financial Statements -
         Consolidated statements of financial condition (unaudited)-
             September 30, 1994 and March 25, 1994                                           3

         Consolidated statements of income (unaudited)-
             Fiscal three and six months ended September 30, 1994
             and September 24, 1993                                                          4

         Consolidated statements of cash flows (unaudited)-
             Fiscal six months ended September 30, 1994 and
             September 24, 1993                                                              5

         Notes to condensed consolidated financial statements (unaudited)-
             September 30, 1994                                                              6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                           7


PART II - OTHER INFORMATION
- - ---------------------------

         Item 5.  Other Information                                                         11
         Item 6.  Exhibits and Reports on Form 8-K                                          11


SIGNATURES                                                                                  12

EXHIBIT INDEX                                                                               13





                                      (2)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                               McDONALD & COMPANY INVESTMENTS, INC.
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                    Sept. 30,             March 25,
                                                                       1994                 1994
                                                                   ------------         -----------
                                                                         (In thousands)
ASSETS
   Cash and cash equivalents                                         $  5,599              $  6,765
   Receivable from customers                                          114,459               124,294
   Receivable from brokers and dealers                                 20,183                30,915
   Securities purchased under agreements
     to resell                                                        288,433               216,263
   Other receivables                                                   10,207                12,087
   Securities owned                                                   103,182               152,690
   Furniture, equipment and leasehold
     improvements, at cost, less accumulated
     depreciation and amortization                                      9,496                 9,987
   Other assets                                                        30,977                37,577
                                                                     --------              --------
                                                                     $582,536              $590,578
                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
      Short-term borrowings                                          $ 59,888              $ 90,731
      Payable to customers                                             30,236                28,220
      Payable to brokers and dealers                                   17,803                23,527
      Securities sold under agreements to
        repurchase                                                    250,448               198,730
      Securities sold but not yet purchased                            52,477                64,644
      Accrued compensation                                             14,021                24,586
      Accounts payable, accrued expenses
        and other liabilities                                          22,622                27,735
      Long-term borrowings                                             25,000                25,000
                                                                     --------              --------
                                                                     $472,495              $483,173
                                                                     --------              --------

   Stockholders' equity
      Preferred Stock, without par value;
        authorized 200,000 shares;
        none issued
      Common Stock, par value $1.00 per
        share; 15,000,000 shares
        authorized; (11,359,045 and 11,176,129
        shares issued, respectively)                                   11,359                11,176
      Additional paid-in capital                                       47,182                44,916
      Retained earnings                                                68,768                66,239
      Less treasury stock, at cost
        (2,071,524 and 1,915,138 shares,                              (17,268)              (14,926)
         respectively)                                               --------              --------
                                                                      110,041               107,405
                                                                     --------              --------
                                                                     $582,536              $590,578
                                                                     ========              ========

See Notes to condensed consolidated financial statements (unaudited).


                                      (3)

                                               McDONALD & COMPANY INVESTMENTS, INC.
                                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        Fiscal Three Months Ended                      Fiscal Six Months Ended
                                     ------------------------------------         -------------------------------------
                                     Sept. 30, 1994        Sept. 24, 1993         Sept. 30, 1994         Sept. 24, 1993
                                       (14 weeks)            (13 weeks)             (27 weeks)             (26 weeks)
                                     --------------        --------------         --------------         --------------

(In thousands, except for share and per share amounts)
Revenues:
 Underwriting and
   investment banking                    $    7,423             $  10,722         $   16,729           $  23,759
 Principal transactions                      12,326                15,852             23,198              30,815
 Commissions                                 12,167                12,396             24,675              24,606
 Investment management fees                   4,001                 3,529              8,001               6,790
 Interest and dividends                       3,407                 3,990              6,535               7,599
 Other                                          957                 1,531              1,958               2,168
                                         ----------             ---------         ----------           ---------
                                         $   40,281             $  48,020         $   81,096           $  95,737
                                         ----------             ---------         ----------           ---------
Expenses:
 Employee compensation
   and benefits                          $   23,626             $  27,071         $   48,178           $  54,081
 Interest                                     1,372                 2,529              2,887               4,855
 Communications                               3,089                 2,565              6,151               5,175
 Occupancy and equipment                      3,164                 2,696              6,210               5,306
 Promotion and development                    2,089                 1,824              3,761               3,454
 Floor brokerage and
   clearance                                    622                   726              1,270               1,475
 Taxes, other than income
   taxes                                      1,373                 1,321              2,996               2,638
 Other operating expenses                     1,537                 1,456              3,042               2,810
                                         ----------             ---------         ----------           ---------
                                         $   36,872             $  40,188         $   74,495           $  79,794
                                         ----------             ---------         ----------           ---------
Income before income taxes               $    3,409             $   7,832         $    6,601           $  15,943

Provision for income taxes                    1,380                 3,000              2,630               6,000
                                         ----------             ---------         ----------           ---------
Net income                               $    2,029             $   4,832         $    3,971           $   9,943
                                         ==========             =========         ==========           =========
Net income per share
  Primary                                $      .22             $     .56         $      .42           $    1.15
                                         ==========             =========         ==========           =========
  Fully diluted                          $      .22             $     .52         $      .42           $    1.06
                                         ==========             =========         ==========           =========
Dividends per share                      $      .08             $   .0750         $     .155           $   .1375
                                         ==========             =========         ==========           =========
Average number of shares
 and share equivalents
 outstanding                              9,479,000             8,627,000          9,470,000           8,614,000
                                         ==========             =========          =========           =========

See Notes to condensed consolidated financial statements (unaudited).



                                      (4)

                                               McDONALD & COMPANY INVESTMENTS, INC.
                                               ------------------------------------
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         -------------------------------------------------

                                                                                    Fiscal Six Months Ended
                                                                          --------------------------------------------
                                                                           Sept. 30, 1994              Sept. 24, 1993
                                                                          ----------------            ----------------
                                                                                          (In thousands)
OPERATING ACTIVITIES:
- - --------------------

Net Income                                                                      $   3,971                $   9,943
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                     2,264                    1,935
  Deferred compensation                                                               376                      122
  Deferred income taxes                                                               289                     (246)
  Decrease (increase) in receivable from customers                                  9,835                   (8,912)
  Decrease in receivable from brokers and dealers                                  10,732                    5,065
  Decrease (increase) in securities owned                                          49,508                  (73,428)
  Decrease in other receivables                                                     1,880                      394
  Increase in payable to customers                                                  2,016                   13,315
  Decrease in payable to brokers and dealers                                       (5,724)                    (700)
  (Decrease) increase in securities sold but not yet
     purchased                                                                    (12,167)                  55,915
  (Decrease) increase in accrued compensation                                      (8,069)                   2,841
  (Decrease) increase in accounts payable, accrued
     expenses and other                                                            (5,489)                   3,232
                                                                                ----------               ---------
  Net cash provided by operating activities                                     $  49,422                $   9,476
                                                                                ==========               =========


INVESTING ACTIVITIES:
- - --------------------


  Purchase of furniture, equipment and leaseholds                               $  (1,477)               $    (899)
  Decrease in other assets                                                          6,015                      467
                                                                                ---------                ---------
  Net cash provided by (used for) investing activities                          $   4,538                $    (432)
                                                                                =========                =========


FINANCING ACTIVITIES:
- - --------------------

  Decrease in securities purchased under
    agreement to resell                                                         $ (72,170)               $(133,009)
  (Decrease) increase in short-term borrowings                                    (30,843)                  59,049
  Increase in securities sold under
    agreements to repurchase                                                       51,718                   65,532
  Cash dividends                                                                   (1,442)                  (1,146)
  Purchase of treasury stock                                                       (2,755)                  (2,977)
  Proceeds from issuance of treasury stock                                            366                      537

                                                                                ---------                ---------
  Net cash used for financing activities                                        $ (55,126)               $ (12,014)
                                                                                ---------                ---------

  Decrease in cash and cash equivalents                                            (1,166)                  (2,970)
  Cash and cash equivalents at beginning of period                                  6,765                    7,482
                                                                                ---------                ---------

  Cash and cash equivalents at end of period                                    $   5,599                $   4,512
                                                                                =========                =========




See notes to condensed consolidated financial statements (unaudited).

                                                                (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
September 30, 1994


NOTE A - BASIS OF PRESENTATION
- - ------   ---------------------

The condensed consolidated financial statements include the accounts of McDonald & Company Investments, Inc. and its subsidiaries, collectively referred to as the "Company". All significant intercompany accounts and transactions are eliminated in consolidation.

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


NOTE C - NET INCOME PER SHARE
- - ------   --------------------

Primary net income per share is based on the average number of share and share equivalents outstanding during the periods. Share equivalents represent the effect of shares issuable under the Company's stock option plans. For the fiscal three and six month periods ended September 24, 1993, fully diluted net income per share includes, in addition to the above, the effect of the assumed conversion of the Company's 8% convertible subordinated debentures.

On July 27, 1993, the Company declared a 20% stock dividend payable August 20, 1993 to stockholders of record August 10, 1993. Share and per share information have been restated to reflect the effect of the stock dividend as if it had occurred at the beginning of the fiscal 1994 periods.

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

On October 4, 1991, Gradison & Company Incorporated ("Gradison"), merged with McDonald Securities. In connection with the merger, stockholders of Gradison received a combination of shares of Common Stock and cash having an aggregate value of approximately $22,723,000. Additional cash consideration of approximately $3,200,000 will be paid in the third quarter of fiscal 1995 since certain performance criteria have been met. Gradison operated as a full-service regional brokerage and investment advisory firm headquartered in Cincinnati, Ohio with a primary market of southwestern Ohio and northern Kentucky. Subsequent to the merger, Gradison operates as a division of McDonald Securities.

The merger allowed the Company to increase the size of its retail sales force and its customer base and gave the Company a strong presence in southwestern Ohio, and also added significant additional asset management capabilities.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, brokers and dealers, securities purchased under agreements to resell, and securities owned approximate 93% of the Company's assets at September 30, 1994. These assets are financed by a number of sources, including the Company's capital and short-term borrowings.

At September 30, 1994, McDonald Securities had outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory capital.




                                     (7)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS (continued)
           -------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (cont.)
- - ---------------------------------------

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $318,000,000, of which $261,150,000 was unused at September 30, 1994. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.

Certain minimum amounts of capital must be maintained by the Company's principal broker/dealer subsidiary, McDonald Securities, to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At September 30, 1994, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $66,352,000, which was $64,092,000 in excess of the minimum required.


FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 24,
- - -----------------------------------------------------------------------------
1993
- - ----
Total revenues for the fiscal quarter ended September 30, 1994 were $40,281,000, a decrease of $7,739,000, or 16%, from revenues of $48,020,000 for the fiscal quarter ended September 24, 1993.

For the fiscal six months ended September 30, 1994, total revenues were $81,096,000 compared to $95,737,000 for the first six months of fiscal 1994, a decrease of $14,641,000, or 15%.

Net income for the fiscal quarter ended September 30, 1994 was $2,029,000, or $.22 per share, compared with net income of $4,832,000, or $.56 per share, for the fiscal quarter ended September 24, 1993, which represents a decrease in net income of 58%.

For the fiscal six months ended September 30, 1994, net income was $3,971,000 or $.42 per share, compared to $9,943,000 or $1.15 per share, for the fiscal six months ended September 24, 1993, a decrease in net income of 60%.

The average number of shares and share equivalents outstanding were 9,479,000 and 9,470,000, respectively, for the fiscal three and six month periods ended September 30, 1994 compared to 8,627,000 and 8,614,000, respectively, for the fiscal three and six months ended September 24, 1993.

Revenues from underwriting and investment banking decreased $3,299,000, or 31% for the quarter and $7,030,000, or 30%, for the six months ended September 30, 1994 when compared to the same periods in the prior fiscal year. Revenues from corporate underwriting and investment banking decreased $2,230,000, or 28% for the second quarter and $4,741,000, or 26% for the six month period due primarily to lower revenues from participations in equity syndications, which declined $1,182,000, or 42% for the quarter and $1,963,000, or 36%, for the six months ended September 30, 1994 and lower revenues from participation in corporate and government underwriting syndications, which declined $704,000, or 65% for the quarter and $1,006,000, or 50% for the six months ended September 30, 1994. Additionally, revenues from equity and debt public offerings and private placements declined approximately $344,000, or 8% for the quarter and $1,772,000, or 16% for the six months ended September 30, 1994. Revenues from municipal finance decreased $1,069,000, or 39%, for the quarter and $2,289,000, or 42%, for the six months ended September 30, 1994 when compared to the same periods in fiscal 1993 due to a lower level of public finance offerings. In the first six


                                      (8)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS (continued)
           -------------------------------------

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 24,
- - -----------------------------------------------------------------------------
1993 (cont.)
- - ------------


months of the prior fiscal year, declining interest rates resulted in a higher level of public finance offerings and refinancings of existing public debt.

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

Revenues from principal transactions decreased $3,526,000, or 22%, for the second quarter of fiscal 1995 and $7,617,000, or 25% for the first six months when compared to the same periods in the prior fiscal year. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, decreased $3,816,000, or 40%, for the second quarter and $7,775,000, or 42% for the first six months of fiscal 1995. This decrease in revenues from principal transactions in taxable fixed-income securities reflects the low level of activity in the taxable fixed income markets due to uncertainties related to interest rates and the economy. The decline in revenues from trading taxable fixed income securities includes the impact of eliminating the Company's fixed income arbitrage area effective as of the beginning of the current fiscal year. In the quarter and the six months ended September 24, 1993, revenues from fixed income arbitrage trading were $1,352,000, and $2,444,000 respectively, representing 35% and 31% of the total decline in revenues from principal transactions in taxable fixed income securities. Revenues from trading municipal bonds increased $484,000, or 26%, for the second quarter and $948,000, or 26% for the first six months due primarily to individual investor interest in tax-exempt securities due to changes in federal income tax rates. Revenues from principal transactions in equity securities decreased $194,000, or 4%, for the second quarter and $790,000, or 9% for the first six months.

Commission revenues decreased $229,000, or 2%, in the current quarter and increased $69,000, or less than 1% in the first six months when compared to the same periods in fiscal 1994.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $472,000, or 13%, and $1,211,000, or 18%, for the fiscal quarter and six month periods ended September 30, 1994 when compared to the comparable fiscal 1994 periods. Of these amounts, increased revenues from advisory fees related to individually managed accounts represented $371,000, or 79%, and $835,000, or 69%, respectively, of the total increase for the fiscal three and six month periods.

Interest and dividend income decreased $583,000, or 15%, and $1,064,000, or 14%, for the fiscal three and six month periods ended September 30, 1994 when compared to the same periods in the prior fiscal year. The decrease was due to a lower level of securities owned in the current period when compared to the same period in the prior fiscal year.



                                      (9)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS (continued)
           -------------------------------------

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 24,
- - -----------------------------------------------------------------------------
1993 (cont.)
- - ------------


Other income decreased $574,000, or 37%, for the current quarter and $210,000, or 10%, for the current six month period due primarily to gains related to certain venture capital investments of approximately $700,000 experienced in the second quarter of the prior fiscal year. The decrease was partially offset by higher transfer agency and other fees related to proprietary mutual funds.

Operating expenses (total expenses before interest) decreased $2,159,000, or 6%, for the second quarter and $3,331,000, or 4%, for the first six months of fiscal 1995, when compared to the same periods in the prior fiscal year.

Employee compensation and benefits decreased $3,445,000, or 13%, for the second quarter and $5,903,000, or 11% for the first six months. Commission and other sales compensation expense decreased $1,822,000, or 13%, for the quarter and $2,438,000, or 9% for the first six months, primarily because of decreased revenues from principal transactions and other sales credits. Although operating revenues decreased $7,156,000, or 16%, for the quarter and $13,577,000, or 15% for the first six months, commissions and other sales compensation declined only $1,822,000, or 13% for the first quarter and $2,438,000, or 9% for the first six months. This was due to the change in the mix of revenues during the periods. For the three and six months ended September 30, 1994, trading profits related to fixed income and equity principal transactions were $1,815,000 and $2,304,000, respectively, compared to trading profits of $4,028,000 and $7,833,000, respectively, in the same periods of the prior fiscal year, resulting in significantly higher sales compensation in these areas. Additionally, management fees and other non-commission revenues in finance areas declined $2,117,000, or 27% for the current six months when compared to the first six months in fiscal 1994. This resulted in higher sales compensation relative to finance revenues. Other clerical and administrative expenses increased $897,000, or 12%, for the quarter and $2,085,000, or 14% for the six month period. The increase in other clerical and administrative expenses represents compensation and employee benefit costs related to an increase in the professional and support staff in the current periods when compared to the same periods in the prior fiscal year. The remaining decrease in employee compensation and benefits of $2,520,000, for the second quarter and $5,550,000 for the six months represents decreases in incentive compensation and profit sharing accruals which are directly related to the decline in profitability.

All other operating expenses increased $1,286,000, or 12%, for the current quarter and $2,572,000, or 12% for the first six months of fiscal 1995. The increase in all other operating costs represents communications, occupancy and equipment, promotional and other costs related to the expansion of the Company's business.

Interest expense decreased $1,157,000, or 46%, and $1,968,000, or 41%, for the fiscal three and six month periods in the current fiscal year when compared to the same period in fiscal 1994. This decrease reflects a lower level of average short-term borrowings due to a decrease in the level of securities owned.

Income before income taxes for the fiscal quarter and fiscal six months ended September 30, 1994 was $3,409,000 and $6,601,000, resulting in a pre-tax return on revenues of 8% in both periods. For the fiscal quarter and fiscal six months ended September 24, 1993, income before income taxes was $7,832,000 and $15,943,000, resulting in a pre-tax return on revenues of 16% in both periods.





                                     (10)

PART II.     OTHER INFORMATION

Item 5.      Other Information
             -----------------

             On July 27, 1993, the Company announced the continuation of an open market repurchase program originally announced in July, 1987. The current program, which expires July 31, 1996, allows the Company to purchase up to 1,200,000 shares of its Common Stock at an aggregate price not to exceed $20,000,000. Treasury shares may be used to satisfy options exercised under the Company's stock option plans and 1993 Stock Bonus Plan.

             During the fiscal quarter ended September 30, 1994, the Company purchased 104,606 shares of the Company's Common Stock at an average price of $12.78 per share. During the fiscal quarter ended September 30, 1994 the Company utilized 10,800 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Stock Option Plan for employees.

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

                 Exhibit 27    Financial Data Schedule BD . . . . . . . . .    15*

* Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.





                                     (11)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         McDonald & Company Investments, Inc.
                                         ------------------------------------
                                                    (Registrant)




Date:   November 7, 1994           By:       /s/ William B. Summers, Jr.
     -----------------------             ------------------------------------
                                         William B. Summers, Jr.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




Date:   November 7, 1994           By:       /s/ Robert T. Clutterbuck
     ------------------------            -----------------------------------
                                         Robert T. Clutterbuck
                                         Treasurer
                                         (Principal Financial and Accounting
                                         Officer)





                                      (12)

                      McDonald & Company Investments, Inc.

      Report on FORM 10-Q for the Fiscal Quarter ended September 30, 1994


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

   27                             Financial Data Schedule BD  . . . . . . . . . . . .     15*

* Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.





                                      (13)