Form 10-Q
period 1994-12-30
MCDONALD & CO INVESTMENTS INC
filed 1995-02-09
CIK 720900

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  _________

                                  FORM 10-Q
(Mark One)
____
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ----ACT OF 1934

For the quarterly period ended                   December 30, 1994
                              -------------------------------------------------
____                                   OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                     Commission file number       1-8526
                                           ---------------------

                     McDonald & Company Investments, Inc.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                       34-1391950
- - --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


 McDonald Investment Center, 800 Superior Avenue, Cleveland, Ohio  44114-2603
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area
code         (216) 443-2300
    ----------------------------------------------------------------------------

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

  8,905,994 shares of Common Stock, par value $1.00 per share, were outstanding on February 7, 1995.





                                      (1)

                                      McDONALD & COMPANY INVESTMENTS, INC.

                                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1. Financial Statements -
         Consolidated statements of financial condition (unaudited)-
             December 30, 1994 and March 25, 1994                                                             3

         Consolidated statements of income (unaudited)-
             Fiscal three and nine months ended December 30, 1994
             and December 31, 1993                                                                            4

         Consolidated statements of cash flows (unaudited)-
             Fiscal nine months ended December 30, 1994 and
             December 31, 1993                                                                                5

         Notes to condensed consolidated financial statements (unaudited)-
             December 30, 1994                                                                                6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                            7


PART II - OTHER INFORMATION
- - ---------------------------

         Item 5.  Other Information                                                                          11
         Item 6.  Exhibits and Reports on Form 8-K                                                           11


SIGNATURES                                                                                                   12

EXHIBIT INDEX                                                                                                13





                                      (2)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                               MCDONALD & COMPANY INVESTMENTS, INC.
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                    Dec. 30,              March 25,
                                                                       1994                 1994
                                                                   ------------         -----------
                                                                           (In thousands)
ASSETS
   Cash and cash equivalents                                         $  5,731              $  6,765
   Receivable from customers                                          110,810               124,294
   Receivable from brokers and dealers                                 23,343                30,915
   Securities purchased under agreements
     to resell                                                        159,881               216,263
   Other receivables                                                   12,872                12,087
   Securities owned                                                   120,872               152,690
   Furniture, equipment and leasehold
     improvements, at cost, less accumulated
     depreciation and amortization                                      9,534                 9,987
   Other assets                                                        32,613                37,577
                                                                     --------              --------
                                                                     $475,656              $590,578
                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
      Short-term borrowings                                          $ 71,279              $ 90,731
      Payable to customers                                             38,756                28,220
      Payable to brokers and dealers                                    7,682                23,527
      Securities sold under agreements to
        repurchase                                                    151,439               198,730
      Securities sold but not yet purchased                            29,218                64,644
      Accrued compensation                                             18,910                24,586
      Accounts payable, accrued expenses
        and other liabilities                                          24,311                27,735
      Long-term borrowings                                             25,000                25,000
                                                                     --------              --------
                                                                     $366,595              $483,173
                                                                     --------              --------

   Stockholders' equity
      Preferred Stock, without par value;
        authorized 200,000 shares;
        none issued
      Common Stock, par value $1.00 per
        share; 15,000,000 shares
        authorized; (11,359,045 and 11,176,129
        shares issued, respectively)                                   11,359                11,176
      Additional paid-in capital                                       47,158                44,916
      Retained earnings                                                72,099                66,239
      Less treasury stock, at cost
        (2,419,275 and 1,915,138 shares,                              (21,555)              (14,926)
         respectively)                                               ---------             --------
                                                                      109,061               107,405
                                                                     --------              --------
                                                                     $475,656              $590,578
                                                                     ========              ========




See Notes to condensed consolidated financial statements (unaudited).


                                      (3)

                             MCDONALD & COMPANY INVESTMENTS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        Fiscal Three Months Ended                       Fiscal Nine Months Ended
                                     ------------------------------------         -------------------------------------
                                     Dec. 30, 1994         Dec. 31, 1993          Dec. 30, 1994          Dec. 31, 1993
                                       (13 weeks)            (14 weeks)             (40 weeks)             (40 weeks)
                                     --------------        --------------         --------------         --------------
(In thousands, except for share and per share amounts)

Revenues:
 Underwriting and
   investment banking                    $   13,710             $  23,614         $   30,439           $  47,373
 Principal transactions                      11,881                14,119             35,079              44,934
 Commissions                                 12,547                14,651             37,222              39,257
 Investment management fees                   3,984                 3,804             11,959              10,594
 Interest and dividends                       3,799                 4,163             10,334              11,762
 Other                                        1,395                 1,566              3,379               3,734
                                         ----------             ---------         ----------           ---------
                                         $   47,316             $  61,917         $  128,412           $ 157,654
                                         ----------             ---------         ----------           ---------
Expenses:
 Employee compensation
   and benefits                          $   27,167             $  35,547         $   75,345           $  89,628
 Interest                                     1,729                 2,342              4,616               7,197
 Communications                               2,941                 2,867              9,092               8,042
 Occupancy and equipment                      3,231                 3,282              9,441               8,588
 Promotion and development                    1,993                 1,804              5,754               5,258
 Floor brokerage and
   clearance                                    668                   768              1,938               2,243
 Taxes, other than income
      taxes                                   1,397                 1,363              4,393               4,001
 Other operating expenses                     1,803                 1,793              4,845               4,603
                                         ----------             ---------         ----------           ---------
                                         $   40,929             $  49,766         $  115,424           $ 129,560
                                         ----------             ---------         ----------           ---------

Income before income taxes               $    6,387             $  12,151         $   12,988           $  28,094

Provision for income taxes                    2,320                 4,600              4,950              10,600
                                         ----------             ---------         ----------           ---------

Net income                               $    4,067             $   7,551         $    8,038           $  17,494
                                         ==========             =========         ==========           =========

Net income per share
  Primary                                $      .44             $     .80         $      .86           $    1.95
                                         ==========             =========         ==========           =========
  Fully diluted                          $      .44             $     .80         $      .86           $    1.84
                                         ==========             =========         ==========           =========

Dividends per share                      $      .08             $    .075         $     .235           $   .2125
                                         ==========             =========         ==========           =========

Average number of shares
 and share equivalents
 outstanding                              9,230,000             9,498,000          9,390,000           8,950,000
                                         ==========             =========          =========           =========




See Notes to condensed consolidated financial statements (unaudited).



                                      (4)

                                               MCDONALD & COMPANY INVESTMENTS, INC.
                                               ------------------------------------
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         -------------------------------------------------
                                                                            Fiscal Nine Months Ended
                                                                    --------------------------------------
                                                                    Dec. 30, 1994            Dec. 31, 1993
                                                                    --------------           -------------
                                                                                  (In thousands)
OPERATING ACTIVITIES:
- - --------------------

Net Income                                                              $   8,038               $  17,494
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                             3,468                   2,969
  Deferred compensation                                                       501                     185
  Deferred income taxes                                                       (52)                 (1,036)
  Decrease (increase) in receivable from customers                         13,484                 (14,411)
  Decrease (increase) in receivable from brokers and dealers                7,572                  (6,316)
  Decrease (increase) in securities owned                                  31,818                 (52,227)
  Increase in other receivables                                              (785)                 (2,444)
  Increase in payable to customers                                         10,536                  16,889
  Decrease in payable to brokers and dealers                              (15,845)                    (67)
  (Decrease) increase in securities sold but not yet
     purchased                                                            (35,426)                 78,042
  (Decrease) increase in accrued compensation                              (3,180)                  5,612
  (Decrease) increase in accounts payable, accrued
     expenses and other                                                    (3,925)                  9,075
                                                                        ---------               ---------

  Net cash provided by operating activities                             $  16,204               $  53,765
                                                                        =========               =========


INVESTING ACTIVITIES:
- - --------------------


  Purchase of furniture, equipment and leaseholds                       $  (2,569)              $  (1,781)
  Decrease (increase) in other assets                                       4,570                  (1,947)
                                                                        ---------               ---------

  Net cash provided by (used for) investing activities                  $   2,001               $  (3,728)
                                                                        =========               =========

FINANCING ACTIVITIES:
- - --------------------

  Decrease (increase) in securities purchased under
      agreement to resell                                               $  56,382               $ (48,863)
  (Decrease) increase in short-term borrowings                            (19,452)                  4,404
  Decrease in securities sold under
      agreements to repurchase                                            (47,291)                 (1,770)
  Cash dividends                                                           (2,178)                 (1,849)
  Purchase of treasury stock                                               (7,059)                 (5,298)
  Proceeds from issuance of treasury stock                                    359                     722
  Redemption of convertible subordinated debentures                           ---                    (198)
                                                                        ---------               ---------

  Net cash used for financing activities                                $ (19,239)              $ (52,852)
                                                                        ---------               ---------

  Decrease in cash and cash equivalents                                    (1,034)                 (2,815)
  Cash and cash equivalents at beginning of period                          6,765                   7,482
                                                                        ---------               ---------

  Cash and cash equivalents at end of period                            $   5,731               $   4,667
                                                                        =========               =========



See notes to condensed consolidated financial statements (unaudited).

                                      (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
December 30, 1994


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


NOTE C - NET INCOME PER SHARE
- - ------   --------------------

Primary net income per share is based on the average number of share and share equivalents outstanding during the periods. Share equivalents represent the effect of shares issuable under the Company's stock option plans. For the fiscal nine month period ended December 31, 1993, fully diluted net income per share includes, in addition to the above, the effect of the assumed conversion of the Company's 8% convertible subordinated debentures.

On July 27, 1993, the Company declared a 20% stock dividend payable August 20, 1993 to stockholders of record August 10, 1993. Share and per share information have been restated to reflect the effect of the stock dividend as if it had occurred at the beginning of fiscal 1994 period.

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


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, brokers and dealers, securities purchased under agreements to resell, and securities owned approximate 91% of the Company's assets at December 30, 1994. These assets are financed by a number of sources, including the Company's capital and short-term borrowings.

At December 30, 1994, McDonald Securities had outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory capital.

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $318,000,000, of which $254,200,000 was unused at December 30, 1994. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.





                                      (7)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS (continued)
           -------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (cont.)
- - ---------------------------------------

Certain minimum amounts of capital must be maintained by the Company's principal broker/dealer subsidiary, McDonald Securities, to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At December 30, 1994, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $73,802,000, which was $71,531,000 in excess of the minimum required.


FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 1994 AND DECEMBER 31,
- - ----------------------------------------------------------------------------
1993
- - ----

Total revenues for the fiscal quarter ended December 30, 1994 were $47,316,000, a decrease of $14,601,000, or 24%, from revenues of $61,917,000 for the fiscal quarter ended December 31, 1993.

For the fiscal nine months ended December 30, 1994, total revenues were $128,412,000 compared to $157,654,000 for the nine months of fiscal 1994, a decrease of $29,242,000, or 19%.

Net income for the fiscal quarter ended December 30, 1994 was $4,067,000, or $.44 per share, compared with net income of $7,551,000, or $.80 per share, for the fiscal quarter ended December 31, 1993, which represents a decrease in net income of 46%.

For the fiscal nine months ended December 30, 1994, net income was $8,038,000, or $.86 per share, compared to $17,494,000 or $1.95 per share, for the fiscal nine months ended December 31, 1993, a decrease in net income of 54%.

The average number of shares and share equivalents outstanding were 9,230,000 and 9,390,000, respectively, for the fiscal three and nine month periods ended December 30, 1994 compared to 9,498,000 and 8,950,000, respectively, for the fiscal three and nine months ended December 31, 1993.

Revenues from underwriting and investment banking decreased $9,904,000, or 42% for the quarter and $16,934,000, or 36%, for the nine months ended December 30, 1994 when compared to the same periods in the prior fiscal year. Revenues from corporate underwriting and investment banking decreased $10,439,000, or 50% for the third quarter and $15,180,000, or 39% for the nine month period due primarily to lower revenues from equity and debt public offerings and private placements which declined approximately $6,607,000, or 43% for the quarter and $8,379,000, or 32% for the nine months ended December 30, 1994. Additionally, revenues from participations in equity syndications declined $2,443,000, or 68% for the quarter and $4,406,000, or 49%, for the nine months ended December 30, 1994. The decline in equity syndicate revenues reflects less favorable market conditions for public offerings of equity securities. Revenues from participation in corporate and government underwriting syndications declined $1,389,000, or 77% for the quarter and $2,395,000, or 63% for the nine months ended December 30, 1994. This decline reflects the continued weakness in the taxable debt securities markets. Revenues from municipal finance increased $535,000, or 19%, for the quarter and decreased $1,754,000, or 21%, for the nine months ended December 30, 1994 when compared to the same periods in fiscal 1993 due to a lower level of public finance offerings.

In the nine months of the prior fiscal year, declining interest rates resulted in a higher level of public finance offerings and refinancings of existing public debt.




                                      (8)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS (continued)
           -------------------------------------

FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 1994 AND DECEMBER 31,
- - ----------------------------------------------------------------------------
1993 (cont.)
- - ------------

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

Revenues from principal transactions decreased $2,238,000, or 16%, for the third quarter of fiscal 1995 and $9,855,000, or 22% for the nine months when compared to the same periods in the prior fiscal year. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, decreased $1,124,000, or 17%, for the third quarter and $8,899,000, or 36% for the nine months of fiscal 1995. This decrease in revenues from principal transactions in taxable fixed-income securities reflects the low level of activity in the taxable fixed income markets due to uncertainties related to interest rates and the economy. For the nine months ended December 30, 1994, the decline in revenues from trading taxable fixed income securities includes the impact of eliminating the Company's fixed income arbitrage area effective as of the beginning of the current fiscal year. For the nine months ended December 31, 1993, revenues from fixed income arbitrage trading were $1,898,000 representing 21% of the total decline in revenues from principal transactions in taxable fixed income securities. Revenues from trading municipal bonds increased $289,000, or 12%, for the third quarter and $1,237,000, or 20% for the nine months due primarily to individual investor interest in tax-exempt securities due to changes in federal income tax rates. Revenues from principal transactions in equity securities decreased $1,403,000, or 28%, for the third quarter and $2,193,000, or 16% for the nine months. The previous fiscal year's third quarter and nine month revenues in this area were at record levels.

Commission revenues decreased $2,104,000, or 14%, in the current quarter and $2,035,000, or 5% in the nine months when compared to the same periods in fiscal 1994.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $180,000, or 5%, and $1,365,000, or 13%, for the fiscal quarter and nine month periods ended December 30, 1994 when compared to the comparable fiscal 1994 periods. Of these amounts, increased revenues from advisory fees related to individually managed accounts represented $238,000, or 132%, and $1,073,000, or 79%, respectively, of the total increase for the fiscal three and nine month periods.

Interest and dividend income decreased $364,000, or 9%, and $1,428,000, or 12%, for the fiscal three and nine month periods ended December 30, 1994 when compared to the same periods in the prior fiscal year. The decrease was due to a lower level of securities owned in the current period when compared to the same period in the prior fiscal year.

Other income decreased $171,000, or 11%, for the current quarter and $355,000, or 10%, for the current nine month period due primarily to lower gains related to certain venture capital investments.





                                      (9)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS (continued)
           -------------------------------------

FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 1994 AND DECEMBER 31,
- - ----------------------------------------------------------------------------
1993 (cont.)
- - ------------

Operating expenses (total expenses before interest) decreased $8,224,000, or 17%, for the third quarter and $11,555,000, or 9%, for the nine months of fiscal 1995, when compared to the same periods in the prior fiscal year.

Employee compensation and benefits decreased $8,380,000, or 24%, for the third quarter and $14,283,000, or 16% for the nine months. Commission and other sales compensation expense decreased $5,123,000, or 28%, for the quarter and $7,561,000, or 16% for the nine months, primarily because of decreased revenues from commissions and other sales credits. Other clerical and administrative expenses increased $493,000, or 6%, for the quarter and $2,578,000, or 11% for the nine month period. The increase in other clerical and administrative expenses represents compensation and employee benefit costs related to an increase in the professional and support staff in the current periods when compared to the same periods in the prior fiscal year. The remaining decrease in employee compensation and benefits of $3,750,000, for the third quarter and $9,300,000 for the nine months represents decreases in incentive compensation and profit sharing accruals which are directly related to the decline in profitability.

All other operating expenses increased $156,000, or 1%, for the current quarter and $2,728,000, or 8% for the nine months of fiscal 1995. The increase in all other operating costs represents communications, occupancy and equipment, promotional and other costs related to the expansion of the Company's business.

Interest expense decreased $613,000, or 26%, and $2,581,000, or 36%, for the fiscal three and nine month periods in the current fiscal year when compared to the same period in fiscal 1994. This decrease reflects a lower level of average short-term borrowings due to a decrease in the level of securities owned.

Income before income taxes for the fiscal quarter and fiscal nine months ended December 30, 1994 was $6,387,000 and $12,988,000, resulting in a pre-tax return on revenues of 13% and 10%, respectively. For the fiscal quarter and fiscal nine months ended December 31, 1993, income before income taxes was $12,151,000 and $28,094,000, resulting in a pre-tax return on revenues of 20% and 18%, respectively.





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

             During the fiscal quarter ended December 30, 1994, the Company purchased 351,451 shares of the Company's Common Stock at an average price of $12.24 per share. During the fiscal quarter ended December 30, 1994 the Company utilized 3,700 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Stock Option Plan for employees.

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





                                        McDonald & Company Investments, Inc.
                                        ----------------------------------------
                                                   (Registrant)




Date:   February 8, 1994           By:          /s/ William B. Summers, Jr.
     -----------------------            ----------------------------------------
                                        William B. Summers, Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




Date:   February 8, 1994           By:          /s/Robert T. Clutterbuck
     -----------------------            ----------------------------------------
                                        Robert T. Clutterbuck
                                        Treasurer
                                        (Principal Financial and Accounting
                                        Officer)





                                      (12)

                          McDonald & Company Investments, Inc.

              Report on FORM 10-Q for the Fiscal Quarter ended December 30, 1994


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