Form 10-K
period 1995-03-31
MCDONALD & CO INVESTMENTS INC
filed 1995-06-21
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               ------------------     --------------------

                         Commission file number 1-8526


                       McDONALD & COMPANY INVESTMENTS, INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                                   34-1391950
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

800 Superior Avenue, Cleveland, Ohio                               44114
- ---------------------------------------                          ----------
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


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes      No  X
                                  ---     ---

        As of June 9, 1995 8,944,840 shares of Common Stock, par value $1.00 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on June 9, 1995, which was $15.875 per share) was $116,143,183. For purposes of this information, the outstanding shares of Common Stock which were owned by all Directors and executive officers of the Registrant, were deemed to be the shares of Common Stock held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on August 2, 1995 are incorporated by reference into Part III of this Report.

        Except as otherwise stated, the information contained in this Report on Form 10-K is as of March 31, 1995.

                                     PART I


ITEM 1.  BUSINESS.

(a)  GENERAL DEVELOPMENT OF BUSINESS

        McDonald & Company Investments, Inc. is a holding company which was incorporated under the laws of the State of Delaware on May 20, 1983. McDonald & Company Investments, Inc. conducts substantially all of its business through its principal subsidiary, McDonald & Company Securities, Inc. ("McDonald Securities"), which operates a regional investment banking, investment advisory and brokerage business. As used in this Report, the "Company" refers, unless the context requires otherwise, to McDonald & Company Investments, Inc. and its subsidiaries.

        On July 24, 1991, the Company entered into an agreement of Merger (the "Merger Agreement") with Gradison & Company Incorporated, ("Gradison") providing for the merger of Gradison with and into McDonald Securities. The Merger Agreement was amended on September 11, 1991 and was approved by the Stockholders of the Company and Gradison on October 4, 1991. Pursuant to the Merger Agreement, stockholders of Gradison received a total of $22,723,000 consisting of 1,871,242 shares of Common Stock of the Company valued at approximately $14,203,000, and cash of $8,520,000. The difference between the cost and the fair value of the net assets acquired, plus expenses related to the merger, was $14,233,000 and is being amortized on the straight-line basis over a period of 25 years. The merger was accounted for as a purchase, and therefore, the results of operations of Gradison were included in the financial statements of the Company subsequent to October 4, 1991.

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

        The Company's executive offices are located at McDonald Investment Center, 800 Superior Avenue, Cleveland, Ohio 44114-2603 and its telephone number is (216) 443-2300. The Company has 21 other offices in Ohio (including the Gradison Division in Cincinnati, Ohio and the S. J. Wolfe Division in Dayton, Ohio) and 18 additional offices in 10 other states.


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

        The Company serves institutional customers which are located throughout the United States and in Canada, Europe, and the Far East. The Company's retail (individual) customers are primarily located in the tri-state region of Ohio, Michigan and Indiana. For the fiscal year ended March 31, 1995, approximately 55% of total revenues were derived from retail customers, 22% from institutional customers, 12% from non-customer related principal transactions, investment banking fees and other activities and 11% from interest and dividend income.

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

        The Company has a total of 40 offices in 11 states, all of which offices are leased. The Company has approximately 1,100 employees, of whom 354 are full-time investment brokers.

REVENUES BY SOURCE

        The following table sets forth the revenues of the Company on a comparative basis for the three most recent fiscal years.



                                                   McDonald & Company Investments, Inc.
                                   --------------------------------------------------------------------
                                                            Fiscal Year Ended
                                   --------------------------------------------------------------------
                                   March 31, 1995             March 25, 1994           March 26, 1993
                                   --------------             --------------           ----------------

(Dollar amounts in thousands)
                                      Amount     %              Amount      %           Amount       %
                                      ------     -              ------      -           ------       -
Underwriting and
 investment banking:
  Corporate                          $ 30,045    17%           $ 50,791     25%         $ 28,174     16%
  Municipal                             7,906     4              10,981      5            13,270      8
  Direct participation
   investments                          4,000     2               2,236      1             1,287      1
                                     --------   ---            --------    ---          --------    ---
                                       41,951    23              64,008     31            42,731     25
Principal transactions:
 Unlisted stocks                       16,340     9              17,920      9            11,823      7
 Corporate bonds
  and preferred stocks                 11,073     7              11,656      6            16,870      9
 Mortgage-backed
  securities                            5,479     3               8,431      4            14,757      8
 Government bonds                       5,768     3               9,091      4             7,478      4
 Government bond arbitrage                (17)                   (3,718)    (2)            1,125      1
 Municipal bonds                        7,346     4               7,831      4             6,209      4
 Other                                   (106)   (1)                558      1             1,322      1
                                     --------   ---            --------    ---          --------    ---
                                       45,883    25              51,769     26            59,584     34
Commissions:
 Listed stocks                         26,388    15              27,903     14            21,952     13
 Mutual funds and money
  market funds                         13,914     8              15,449      7            11,041      6
 Unlisted stocks                        4,867     2               5,245      2             3,753      2
 Annuities                              3,963     2               3,718      2             2,608      1
 Options                                  922     1                 990      1               830      1
                                     --------   ---            --------    ---          --------    ---
                                       50,054    29              53,305     26            40,184     23

Investment management fees:
 Mutual funds and
  money market funds                    9,026     5               8,782      4             8,026      5
 Investment advisory fees               6,935     4               5,760      3             4,294      2
                                     --------   ---            --------    ---          --------    ---
                                       15,961     9              14,542      7            12,320      7

Interest and dividends                 19,197    11              15,330      7            13,850      8

Other                                   4,680     3               5,726      3             5,148      3
                                     --------   ---            --------    ---          --------    ---

  Total revenues                     $177,726   100%           $204,680    100%         $173,817    100%
                                     ========   ===            ========    ===          ========    ===

UNDERWRITING AND INVESTMENT BANKING


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

PRINCIPAL TRANSACTIONS

        McDonald Securities actively engages in trading as principal in various phases of the over-the-counter securities business. To facilitate trading by its customers, McDonald Securities buys, sells and maintains inventories of municipal bonds, corporate bonds, government bonds, mortgage-backed securities, common stocks and preferred stocks in order to "make markets" in those securities. Revenues from principal transactions depend upon the general trend of prices and level of activity in the securities market, the skill of employees in market-making areas and the size of the inventories. Activities in trading as a principal require the commitment of capital and create an
opportunity for profit and risk of loss due to market fluctuations.   As of
March 31, 1995, McDonald Securities made markets in the common stock or other equity securities of approximately 240 NASDAQ-quoted corporations, as well as other corporations with less actively traded securities. McDonald Securities has acted as a managing underwriter for and provides research coverage of certain of these corporations.

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

        Prior to March 26, 1994, the Company engaged in government bond arbitrage ("fixed income arbitrage") activities for its own account. The fixed income arbitrage activities consisted primarily of proprietary positions in United States government and Eurodollar securities and related derivative securities. Profits or losses were recognized due to the market fluctuations in these interest-rate sensitive securities. For the fiscal year ended March 25, 1994, the fixed income arbitrage area recognized a loss of $3,718,000, or approximately 2% of total revenues for the fiscal year. The loss for the fiscal year ended March 25, 1994 was due to a trading loss of $5,600,000 experienced in the months of February and March, 1994. This loss was due to the rapid deterioration of the fixed income markets during those months. For the fiscal year ended March 26, 1993 revenues from fixed income arbitrage were $1,125,000, or approximately 1% of total revenues. Subsequent to March 25, 1994, the Company eliminated fixed income arbitrage activities.


COMMISSIONS

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

        As of March 31, 1995, McDonald Securities is the investment advisor to and the distributor of the following mutual funds: Gradison-McDonald U.S. Government Reserves ("GMU", a money market fund investing in U.S. Government Securities), Gradison-McDonald Government Income Fund ("GIF", a U.S. Government Securities income fund), Gradison-McDonald Municipal Custodian Trust, which is composed of two portfolios, Gradison-McDonald Ohio Tax-Free Income Fund ("GMO", a double tax-free income fund for Ohio investors), and Gradison-McDonald Intermediate Municipal Income Fund ("IMI", an intermediate term municipal income fund), Gradison Growth Trust, which is composed of three portfolios, Gradison-McDonald Established Value Fund ("EST", a common stock fund investing in large, established companies), Gradison-McDonald Opportunity Value Fund ("OPP", a common stock fund investing in small companies) and Gradison McDonald Growth & Income Fund ("GRI", a common stock fund seeking long-term growth of capital, current income and growth of income). All of these funds are diversified, open-end management investment companies.

        The following summarizes the number of accounts and the size of each of the Funds as of March 31, 1995 and March 25, 1994:

                                                         March 31, 1995                March 25, 1994
                                                    -----------------------     ---------------------------
Funds                                               Accounts          $         Accounts              $
- -----                                               --------      ---------     --------          ---------
                                                                  (in thousands)                  (in thousands)
Gradison-McDonald U.S. Government
 Reserves                                            79,496       1,069,178         72,690        1,014,376

Gradison-McDonald Municipal Custodian Trust:
 Ohio Tax-Free Income Fund                            1,739          71,352          1,954           80,057
 Intermediate Municipal Income Fund                     296          14,091              0                0

Gradison Growth Trust:
 Established Value Fund                              13,182         274,218         12,892          258,062
 Opportunity Value Fund                               6,301          83,176          6,378           84,947
 Growth & Income Fund                                   148             692              0                0

Gradison-McDonald Government
 Income Fund                                          5,926         184,219          6,885          260,396
                                                    -------       ---------        -------        ---------

Total                                               107,088       1,696,926        100,799        1,697,838
                                                    =======       =========        =======        =========

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

     Under asset management programs, the Company provides investment advisory services to individual, corporate and employee benefit plan clients. Investment advisory fees for the fiscal year ended March 31, 1995 from individual managed accounts represented approximately 43% of total revenues from investment management fees.

INTEREST AND DIVIDENDS

     Approximately 56% of the Company's interest and dividend income is generated from securities owned. Approximately 41% of interest and dividend income is represented by interest charged to customers on the amount borrowed to finance margin transactions. The rate of interest charged to customers is based on the broker's call money rate (the interest rate on bank loans to brokers secured by firm and customers' margin account securities) to which an additional amount, up to 2.5%, is added depending on the size of the debit balance. The amount of interest and dividend income is directly impacted by the level of securities owned and customer margin account balances, and by general fluctuations in interest rates.


OTHER

     During the fiscal year ended March 31, 1995, approximately 37% of other income represents service fees, IRA administration fees, and other retail-related revenues compared to 30% and 29%, respectively, for the fiscal years ended in March 1994 and 1993. Approximately 49% of other income represents transfer agent fees and other fees derived from the Company's money market and mutual funds compared to 29% and 22%, respectively, for the fiscal 1994 and 1993 years. Miscellaneous income represented 12%, 8% and 9% of other income, respectively, in the fiscal years ended March 1995, 1994 and 1993. For the fiscal year ended March 31 1995, 2% of other income represented revenues related to certain venture capital investments, compared to 33% in fiscal 1994 and 40% in fiscal 1993. The Company periodically invests in venture capital and other investments in the form of limited partnerships, general partnerships and equity positions.


RETAIL BUSINESS

     During the fiscal year ended March 31, 1995, approximately 71% of the Company's total revenues from customers were from individuals. During the fiscal year ended March 31, 1995, approximately 26% of the revenues from individual accounts were derived from principal transactions, 27% from agency transactions, 9% from investment banking, and 38% from other retail products. Other sources of retail revenues include revenues from the sale of the Company's money market and mutual funds, other mutual funds, annuities, and investment advisory services. Individual commission rates on agency transactions are based upon a schedule which is competitive within the securities industry. Discounts from the schedule may be granted to retail customers on large trades.


INSTITUTIONAL BUSINESS

     During the fiscal year ended March 31, 1995, approximately 29% of the Company's total revenues from customers were from institutions. Institutional customers include banks, insurance companies, thrift institutions, pension funds, mutual funds and money managers. During the fiscal year ended March 31, 1995, approximately 59% of the revenues from institutional accounts were derived from principal transactions, 15% from agency transactions, and 26% from investment banking. Commissions charged on agency transactions on behalf of institutional customers are on a negotiated basis and represent a significant discount from the Company's retail commission schedule.

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


RESEARCH SERVICES

     McDonald Securities maintains a research staff which concentrates its efforts on regional equity research and services both retail and institutional customers. McDonald Securities employs 18 analysts who cover approximately 210 companies, a majority of which maintain their headquarters in the Midwest. Eight of the 18 analysts are Chartered Financial Analysts (CFAs), including one who has a doctorate in economics and serves on an exclusive consulting basis as the Company's economist and investment strategist.

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

     Fixed minimum commissions for securities transactions were eliminated in 1975. This resulted in substantial discounts of commissions earned from institutional customers and in the establishment of an increasing number of firms, including affiliates of banks and thrift institutions, which offer discount brokerage services to retail customers. These firms generally effect transactions at lower commission rates on an "execution only" basis, without offering other services such as investment advice and research which are provided by "full-service" brokerage firms such as McDonald Securities. In addition, some discount brokerage firms have increased the range of services which they offer. The existence of and anticipated continued increase in the number of discount brokerage firms and services provided by such firms may adversely affect the Company.

     Certain institutions, notably commercial banks and thrift institutions, have become a competitive factor by offering certain investment banking and corporate and individual financial services traditionally provided only by securities firms. Also, major corporations such as Equitable Life Assurance Society, and Travelers Corporation, have acquired large securities firms. Additionally, certain bank holding companies, such as J. P. Morgan and Citicorp, have affiliates which are authorized to engage in the investment banking business, including corporate underwritings. While it is presently not possible to predict the type and extent of competitive services which banks and other institutions ultimately may offer or the extent to which administrative or legislative barriers will be repealed or modified, to the extent that such services are offered on a large scale, securities firms such as McDonald Securities may be adversely affected.


EMPLOYEES

     The Company has 1,112 employees, of whom 17 have senior managerial responsibilities, 354 are full-time investment brokers, 209 are engaged in other production areas, including trading, research, investment banking, and investment advisory, and 532 are employed in processing securities transactions, accounting, management information systems, mutual fund services, personnel and other administrative services.

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

     McDonald Securities is required by federal law to belong to the SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments, currently .073%, of their adjusted gross revenues (as defined) to restore the fund. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.


NET CAPITAL REQUIREMENTS

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

     In computing net capital, various adjustments are made to net worth with a view to excluding assets which are not readily convertible into cash and to a conservative statement of the other assets such as a firm's position in securities. Compliance with the Uniform Net Capital Rule may limit those operations of a firm which require the use of its capital for purposes of maintaining the inventory required for trading in securities, underwriting securities and financing customer margin account balances. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of a broker-dealer to expand or even maintain its present level of business. Net capital and aggregate debit balances change from day to day. At March 31, 1995, McDonald Securities' net capital was $72,352,000 which was 51% of its aggregate debit balances and $69,504,000 in excess of the minimum required net capital.

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


(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

           Not Applicable.

ITEM 2.  PROPERTIES.

     The Company has a total of 40 offices in 11 states, all of which are leased under lease agreements expiring from 1995 to 2009. Certain of these leases have renewal options. The table below sets forth the location of each of the Company's offices and the number of full-time investment brokers in each office:

HEADQUARTERS                            Mansfield (3)                  KENTUCKY
- ------------                            Pepper Pike (23)                Crestview Hills (4)
    Cleveland (60)                      Rocky River (17)
                                        Strongsville (5)               MASSACHUSETTS
DIVISIONS                               Toledo (4)                      Boston (3)
- ---------                               Willoughby Hills (9)
Gradison Division                       Youngstown (5)                 MICHIGAN
 Cincinnati, Ohio                                                       Ann Arbor (5)
S. J. Wolfe Division                                                    Battle Creek (2)
 Dayton, Ohio                                                           Birmingham (15)
                                       CALIFORNIA                       East Lansing (8)
BRANCHES                                Los Angeles (3)                 Grand Rapids (16)
- --------                                                                Grosse Pointe Woods (3)
    OHIO
        Akron (10)                     FLORIDA                         NEW JERSEY
        Canfield (1)                    Naples (5)                      Jersey City (9)
        Canton (5)
        Chillicothe (1)                GEORGIA                         TEXAS
        Cincinnati (47)                 Atlanta (6)                     Dallas (5)
        Columbus (6)
        Dayton (14)                    ILLINOIS
        Dublin (4)                      Chicago (4)
        Elyria (6)
        Findlay (5)                    INDIANA
        Hudson (4)                      Elkhart (4)
        Kenwood (10)                    Fort Wayne (5)
        Lancaster (3)                   Indianapolis (8)
        Lima (3)                        Indianapolis North (4)


        The Company's executive office and largest sales office is located in Cleveland, Ohio. The Company's order entry, trading, investment banking, research, operations and accounting activities are primarily centralized in the Cleveland office. The office, which occupies approximately 154,000 square feet of space, is operated under a lease expiring in 2009. The Gradison Division of McDonald Securities is located in Cincinnati, Ohio. The Gradison Division office, which occupies approximately 43,000 square feet of space, is operating under a lease expiring in 1998. Personnel at the Gradison Division are primarily involved in the mutual fund and investment advisory operations, retail sales, management, and also certain accounting and administrative functions. The S. J. Wolfe Division was opened in December, 1990 when the Company acquired certain assets and the business of S. J. Wolfe & Co., a stock brokerage firm. The S. J. Wolfe Division has an over-the-counter trading operation.

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

        In view of the number and diversity of claims against the Company and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position or liquidity of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

   (Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

The following table sets forth the executive officers of the Company who are not also Directors of the Company and certain other information with respect to each individual, including the years certain individuals were partners in the Partnership, the predecessor to the Company's business. Except for Mr. Weston, each of the executive officers listed below is a Director of McDonald Securities.


            NAME                   AGE               PRINCIPAL OCCUPATION
            ----                   ---     ------------------------------------------------
Thomas M. O'Donnell                59      Director of the Company since June 7, 1983; Chairman of the Company and McDonald
                                           Securities since April 1, 1989; Chief Executive Officer of the Company from April 1, 1989 to January 1, 1994; President of the Company and McDonald Securities from July 23, 1984 to April 1, 1989; Secretary of the Company from June 7, 1983 to July 23, 1984; Managing
                                           Director (Corporate Finance and Special Products) and Secretary of McDonald Securities
                                           from June 7, 1983 to July 23, 1984; Partner from 1968 to 1990 and Managing Partner from
                                           1989 to 1990.

William B. Summers, Jr.            45      Director of the Company since June 7, 1983; Chief Executive Officer of the Company since
                                           January 1, 1994; President of the Company and McDonald Securities since April 1, 1989;
                                           Executive Vice President of the Company and McDonald Securities from November 1, 1988 to
                                           April 1, 1989; Managing Director (Fixed Income Institutional Sales) of McDonald
                                           Securities from June 7, 1983 to November 1, 1988; Partner from 1975 to 1990.

Daniel F. Austin                   43      Senior Managing Director (Corporate and Public Finance) of McDonald Securities since June
                                           1, 1992; Managing Director from January 4, 1991 to May 31, 1992; Senior Vice President from May 1, 1986 to January 3, 1991; First Vice President from May 1, 1985 to April 30,
                                           1986.

Jack N. Aydin                      54      Managing Director (Resident Manager - Jersey City, New Jersey) of McDonald Securities
                                           since May 1, 1988; Senior Vice President from May 1, 1986 to April 30, 1988; First Vice
                                           President from June 7, 1983 to April 30, 1986; Partner from 1977 to 1990.

Eugene H. Bosart III               52      Managing Director (Regional Sales Manager - Michigan) of McDonald Securities since May 1,
                                           1987; Senior Vice President from June 7, 1983 to April 30, 1987; Partner from 1972 to
                                           1990.

            NAME                   AGE               PRINCIPAL OCCUPATION
            ----                   ---     ------------------------------------------------
Thomas G. Clevidence               45      Managing Director (Human Resources) since July 1, 1992; Vice President - Corporate
                                           Employment, Society Corporation/Ameritrust Corporation, from October 1989 to June 30,
                                           1992; Senior Manager, Ernst & Young, from 1982 to October 1989.

Robert T. Clutterbuck              44      Treasurer of the Company and Executive Managing Director and Chief Financial Officer of
                                           McDonald Securities since January 1, 1994; Senior Managing Director (Municipal Bond
                                           Trading and Underwriting) from June 1, 1992 to December 31, 1993; Managing Director from
                                           May 1, 1987 to May 31, 1992; Senior Vice President from May 1, 1984 to April 30, 1987;
                                           First Vice President from June 7, 1983 to April 30, 1984; Partner from 1978 to 1990.

Dennis J. Donnelly                 45      Senior Managing Director (Operations) since June 1, 1992; Managing Director from May 1,
                                           1987 to May 31, 1992; Senior Vice President from May 1, 1984 to April 30, 1987; First
                                           Vice President from June 7, 1983 to April 30, 1984; Partner from 1980 to 1990.

David W. Ellis, III                39      Senior Vice President, (Fixed Income Asset Management) Gradison Division, since October
                                           4, 1991; Director of Gradison & Company Incorporated from January 1, 1987 to October 3,
                                           1991;  Senior Vice President, Gradison & Company Incorporated from September 1, 1988 to
                                           October 3, 1991; Vice President from September 1, 1980 to August 31, 1988.

David W. Knall                     50      Managing Director (Resident Manager - Indianapolis, Indiana) of McDonald Securities since
                                           June 7, 1983; Partner from 1973 to 1990.

Thomas M. McDonald                 48      Managing Director (Private Client Group) of McDonald Securities since June 1, 1993;
                                           Senior Vice President from September 27, 1991 to May 31, 1993; Senior Vice President of
                                           Prescott Ball & Turben, a division of Kemper Securities Group, Inc. from February 1988 to
                                           September 26, 1991.

Lawrence T. Oakar                  60      Senior Vice President (Retail Sales) of McDonald Securities since May 1, 1986; First Vice
                                           President from July 20, 1983 to April 30, 1986; Partner from 1979 to 1990.

John F. O'Brien                    58      Senior Managing Director (Private Client Group) of McDonald Securities since June 1,
                                           1992; Managing Director from June 17, 1983 to May 31, 1992; Partner from 1971 to 1990.

Gordon A. Price                    47      Managing Director, Secretary and Treasurer of McDonald Securities since January 1, 1994;
                                           Treasurer of the Company from July 28, 1988 to January 1, 1994; Chief Financial Officer
                                           of McDonald Securities from July 1, l987 to December 31, 1993; Senior Managing Director
                                           (Financial Administration) of McDonald Securities from June 1, 1992 to December 31, 1993;
                                           Managing Director from May 1, 1987 to May 31, 1992; Senior Vice President from May 1,
                                           1984 to April 30, 1987; First Vice President from June 7, 1983 to April 30, 1984; Partner from 1980 to 1990.


            NAME                   AGE               PRINCIPAL OCCUPATION
            ----                   ---     ------------------------------------------------
James C. Redinger                  58      Senior Managing Director (Equity Institutional Sales and Trading) of McDonald Securities
                                           since June 1, 1992; Managing Director from May 1, 1987 to May 31, 1992; Senior Vice
                                           President from May 1, 1984 to April 30, 1987; First Vice President from June 7, 1983 to
                                           April 30, 1984; Partner from 1980 to 1990.

David D. Sutcliffe                 34      Senior Vice President (Fixed Income Sales) of McDonald Securities since May 1, 1989;
                                           First Vice President (Fixed Income Sales) from May 1, 1987 to April 30, 1989; Vice
                                           President (Fixed Income Sales) from 1984 to April 30, 1987.

Francis S. Tobias                  46      Managing Director (Fixed Income Sales and Trading) of McDonald Securities since January
                                           1, 1994; Senior Managing Director (Fixed Income Sales and Trading) from June 1, 1992 to
                                           January 1, 1994; Managing Director from July 1, 1990 to May 31, 1992; Manager of Fixed
                                           Income Sales and Trading, Prescott Ball & Turben, a division of Kemper Securities Group,
                                           Inc. from 1985 to June 30, 1990.

Donald E. Weston                   60      Director of the Company since October 4, 1991; Chairman and Chief Executive Officer of
                                           the Gradison Division of McDonald Securities since October 4, 1991; Chairman of the Board and Chief Executive Officer of Gradison & Company Incorporated from January, 1982 to
                                           October 4, 1991; Trustee and Chairman of the Board of the Gradison-McDonald U.S.
                                           Government Trust since January, 1982; of the Gradison Growth Trust since August, 1983, of the Gradison-McDonald Government Income Fund since September, 1987 and of the Gradison-
                                           McDonald Municipal Custodian Trust since September, 1992.


                                    PART II


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


ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information regarding Directors appearing under the caption of "Election of Directors" in the registrant's definitive Proxy Statement to be used in connection with Annual Meeting of Stockholders to be held on August 2, 1995 (the "1995 Proxy Statement") is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I of this Form 10-K Annual Report.


ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this item is incorporated herein by reference to "Executive Compensation" in the 1995 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is incorporated by reference to "Stock Ownership of Principal Holders and Management" in the 1995 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is incorporated herein by reference to "Certain Transactions" in the 1995 Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  DOCUMENT LIST

1.  Financial Statements

            The following financial statements and other information are filed as part of this Form 10-K Annual Report herein at Exhibit 99(d).

McDonald & Company Investments, Inc. and Subsidiaries:

            (i) Consolidated Statements of Income--fiscal years ended March 31, 1995, March 25, 1994 and March 26, 1993

            (ii) Consolidated Statements of Financial Condition--March 31, 1995 and March 25, 1994

            (iii) Consolidated Statements of Changes in Stockholders' Equity-- fiscal years ended March 31, 1995, March 25, 1994 and March 26, 1993

            (iv) Consolidated Statements of Cash Flows--fiscal years ended March 31, 1995, March 25, 1994 and March 26, 1993

            (v)       Notes to Consolidated Financial Statements--March 31, 1995

            (vi)      Report of Independent Auditors

2.  Supplementary Data and Financial Statement Schedules

            (i) Supplementary data entitled "Supplementary Financial Data- Quarterly Data (Unaudited)" is filed as part of this Form 10-K Annual Report herein at Exhibit 99(a).

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.  Exhibits Required by Securities and Exchange Commission
    Regulation S-K

(a)  The following exhibits are filed as part of this Report:

       Exhibit                                                                                   Sequential Page
       -------                                                                                   ---------------
        10(k)         Lease Agreement dated July 21, 1994 for the Company's
                        Executive offices, which became effective April 1, 1994   . . . . . . . . .     26
        11            Statement Re: Computation of Per Share Earnings   . . . . . . . . . . . . . .     98
        21            Subsidiaries of the Registrant  . . . . . . . . . . . . . . . . . . . . . . .     99
        23            Consent of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . .    101
        27            Financial Data Schedule BD
        99(a)         Supplementary Financial Data - Quarterly Data
                       (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    102
        99(b)         Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . .    103
        99(c)         Management's Discussion and Analysis of Results of
                        Operations and Financial Condition  . . . . . . . . . . . . . . . . . . . .    104
        99(d)         Consolidated Financial Statements of the Company and Independent Auditors'
                        Report thereon listed under Item 14(a)(1) . . . . . . . . . . . . . . . . .    113

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

        2(b): Form of First Amendment to the Agreement and Plan of Reorganization by and among the Registrant, McDonald & Company Securities, Inc. and Gradison & Company Incorporated (Incorporated by reference to Exhibit 2.2 to the Company's Amendment No. 1 to Form S-4 Registration Statement (Reg. No. 33-42566) which became effective on September 13, 1991)

        2(c) Form of Agreement of Merger by and among the Registrant, McDonald & Company Securities, Inc. and Gradison & Company Incorporated (incorporated by reference to Exhibit 2.3 to the Company's Amendment No. 1 to Form S-4 Registration Statement (Reg. No. 33-42566) which became effective on September 13, 1991)

        3(a): Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(a) to the Company's Form S-8 Registration Statement (Reg. No. 33-11335), which became effective on February 2,
        1987)

        3(b): By-Laws of the Company (incorporated by reference to Exhibit 4(b) to the Company's Form S-8 Registration Statement (Reg. No. 33-11335), which became effective on February 2, 1987)

        3(c): Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3(c) to the Company's Form 10-K for the fiscal year ended March 26, 1993)

        4(a): Specimen Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Form S-1 Registration Statement (Reg. No. 2-84300), which became effective on July 20, 1983)

        10(a): Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Company's Form S-8 Registration Statement (Reg. No. 33-11335), which became effective on February 2, 1987)*

        10(b): 1990 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement (Reg. No. 33-37603), which became effective on November 5,
        1990)*

        10(c): Documents reflecting lines of credit with First National Bank of Chicago ($25,000,000), and the Bank of Tokyo ($45,000,000),
        (incorporated by reference to Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 27, 1992)

        10(d): Documents reflecting line of credit with The Northern Trust Company ($10,000,000) (incorporated by reference to Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 29, 1991)

        10(e): Documents reflecting lines of credit with Bankers Trust Company ($50,000,000), State Street Bank and Trust Company ($28,000,000) and Huntington National Bank ($25,000,000), (incorporated by reference to
        Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 26, 1993)

        10(f): Documents reflecting lines of credit with National City Bank ($25,000,000) and Star Bank ($20,000,000), (incorporated by reference to Exhibit 10(m) to the Company's Form 10-Q for the fiscal quarter ended September 24, 1993)

        10(g): 1993 Restricted Stock Bonus Plan (incorporated herein by reference to the Company's Definitive Proxy Statement for its Annual Meeting held on July 27, 1993)*

        10(h): Form of Note Purchase Agreement between McDonald & Company Securities, Inc. and the Purchasers listed therein, dated as of January 15, 1993, relating to $25,000,000 principal amount of 8.24% Subordinated Notes (incorporated by reference to Exhibit 10 of the Company's Form 8-K filed with the Securities and Exchange Commission on February 5, 1993)

        10(i): McDonald & Company Securities, Inc. Retirement Savings Trust and Plan, (incorporated by reference to Exhibit 10(n) to the Company's Form 10-Q for the fiscal quarter ended September 24, 1993)*

        10(j): Documents reflecting lines of credit with Bank of New York ($90,000,000), (Incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for the fiscal year ended March 25, 1994)





* Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K

ITEM 14(b).  REPORTS ON FORM 8-K.

        The Company did not file a current Report on Form 8-K during the fiscal quarter ended March 31, 1995.


OTHER

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

        During the fiscal year ended March 31, 1995 the Company purchased 674,377 shares of the Company's Common Stock at an average price of $12.43 per share. During the fiscal year ended March 31, 1995, the Company sold 107,980 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Company's stock option plans.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio on this 20th day of June, 1995.


                                    McDONALD AND COMPANY INVESTMENTS, INC.

                                    By:  /s/ William B. Summers, Jr.
                                         --------------------------------------
                                         William B. Summers, Jr., President and
                                         Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 20, 1995.


Signature                                                   Title:
- ---------                                                   -----
/s/ William B. Summers, Jr.                                  President and Director
- ---------------------------                                  (Principal Executive Officer)
William B. Summers, Jr.


/s/ Robert T. Clutterbuck                                    Treasurer (Principal Financial
- ---------------------------                                  and Accounting Officer)
Robert T. Clutterbuck


/s/ Thomas M. O'Donnell                                      Chairman and Director
- ---------------------------
Thomas M. O'Donnell


/s/ Bennett E. Bidwell                                       Director
- ---------------------------
Bennett E. Bidwell


/s/ Rena J. Blumberg                                         Director
- ---------------------------
Rena J. Blumberg


/s/ Willard E. Carmel                                        Director
- ---------------------------
Willard E. Carmel


/s/ James A. Karman                                          Director
- ---------------------------
James A. Karman


/s/ Frederick R. Nance                                       Director
- ---------------------------
Frederick R. Nance


/s/ Donald E. Weston                                         Director
- ---------------------------
Donald E. Weston


                      McDonald & Company Investments, Inc.

          Report on FORM 10-K for the Fiscal Year ended March 31, 1995

                                 EXHIBIT INDEX




Exhibit No.                           Description                                              Sequential Page
- -----------                           -----------                                              ---------------
    10(k)                 Lease Agreement dated July 21, 1994 for the Company's
                          Executive offices, which became effective April 1, 1994 . . . . . . .        26

     11                   Statement Re: Computation of
                          Per Share Earnings  . . . . . . . . . . . . . . . . . . . . . . . . .        98

     21                   Subsidiaries of the Registrant  . . . . . . . . . . . . . . . . . . .        99

     23                   Consent of Independent
                           Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        101

     27                   Financial Data Schedule BD

     99(a)                Supplementary Financial Data
                           Quarterly Data (Unaudited)  . . . . . . . . . . . . . . . . . . . .        102

     99(b)                Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . .       103

     99(c)                Management's Discussion and
                           Analysis of Results of Operations
                           and Financial Condition . . . . . . . . . . . . . . . . . . . . . .        104

     99(d)                Consolidated Financial Statements of the Company and Independent
                           Auditors' Report thereon listed under Item 14(a)(1) . . . . . . . .        113
