Form 10-Q
period 1995-06-30
MCDONALD & CO INVESTMENTS INC
filed 1995-08-02
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-Q

(Mark One)
- ----
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----  EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1995
                               ------------------------------------------------

- ----                                  OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----  EXCHANGE ACT OF 1934



For the transition period from ____________________________ to _______________

                      Commission file number       1-8526
                                            --------------------

                      McDonald & Company Investments, Inc.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




        Delaware                                     34-1391950
- ------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



McDonald Investment Center, 800 Superior Avenue,  Cleveland, Ohio  44114-2603
- ------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area
code                                          (216) 443-2300
    --------------------------------------------------------------------------

                                 Not Applicable
- ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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

  9,012,572 shares of Common Stock, par value $1.00 per share, were outstanding on July 27, 1995.




                                     (1)

                     McDONALD & COMPANY INVESTMENTS, INC.

                                    INDEX




                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1. Financial Statements -
        Consolidated statements of financial condition (unaudited)-
                June 30, 1995 and March 31, 1995 ......................    3

        Consolidated statements of income (unaudited)-
                Fiscal three months ended June 30, 1995
                and June 24, 1994 .....................................    4

        Consolidated statements of cash flows (unaudited)-
                Fiscal three months ended June 30, 1995 and
                June 24, 1994 .........................................    5

        Notes to condensed consolidated financial statements (unaudited)-
                June 30, 1995 .........................................    6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .....................................    7


PART II - OTHER INFORMATION
- ---------------------------

        Item 5.  Other Information ....................................   10
        Item 6.  Exhibits and Reports on Form 8-K .....................   10


SIGNATURES ............................................................   11

EXHIBIT INDEX .........................................................   12





                                     (2)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     McDONALD & COMPANY INVESTMENTS, INC.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                         June 30,         March 31,
                                                                           1995             1995
                                                                         --------         ---------
                                                                              (In thousands)
ASSETS
    Cash and cash equivalents                                            $  5,329         $  2,850
    Receivable from customers                                             111,118          136,180
    Receivable from brokers and dealers                                    19,073           18,281
    Securities purchased under agreements
      to resell                                                            68,177           88,869
    Securities owned                                                      101,989           95,184
    Other receivables                                                      17,505           16,368
    Furniture, equipment and leasehold
      improvements, at cost, less accumulated
      depreciation and amortization                                        11,104           11,286
    Other assets                                                           32,916           32,314
                                                                         --------         --------
                                                                         $367,211         $401,332
                                                                         ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
    Short-term borrowings                                                $ 70,205         $ 64,924
    Payable to customers                                                   33,129           35,380
    Payable to brokers and dealers                                          7,692           20,786
    Securities sold under agreements to
      repurchase                                                           29,058           52,029
    Securities sold but not yet purchased                                  45,132           47,701
    Accrued compensation                                                   14,728           20,282
    Accounts payable, accrued expenses
      and other liabilities                                                23,517           20,868
    Long-term borrowings                                                   25,000           25,000
                                                                         --------         --------
                                                                         $248,461         $286,970
                                                                         ========         ========
Commitments and Contingencies

  Stockholders' equity
    Preferred Stock, without par value;
      200,000 shares authorized;
      none issued
    Common Stock, par value $1.00 per
      share; 15,000,000 shares
      authorized; (11,541,133 and 11,434,788
      shares issued, respectively)                                         11,541           11,435
    Additional paid-in capital                                             49,958           48,342
    Retained earnings                                                      80,082           77,034
    Less treasury stock, at cost
      (2,503,761 and 2,481,535 shares, respectively)                      (22,831)         (22,449)
                                                                         --------         --------
                                                                          118,750          114,362
                                                                         --------         --------
                                                                         $367,211         $401,332
                                                                         ========         ========

See Notes to consolidated financial statements (unaudited).


                                      (3)

                     McDONALD & COMPANY INVESTMENTS, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                             Fiscal Three Months Ended
                                                                          -------------------------------
                                                                          June 30, 1995     June 24, 1994
                                                                            (13 weeks)        (13 weeks)
                                                                            ----------        ----------
(In thousands, except for per share amounts)
Revenues:
  Underwriting and investment banking                                         $10,270           $ 9,306
  Principal transactions                                                       14,922            10,872
  Commissions                                                                  14,774            12,508
  Investment management fees                                                    4,549             4,000
  Interest and dividends                                                        4,035             3,128
  Other                                                                         1,438             1,001
                                                                              -------           -------
                                                                              $49,988           $40,815
                                                                              -------           -------
Expenses:
  Employee compensation and benefits                                          $29,446           $24,552
  Interest                                                                      1,828             1,515
  Communications                                                                3,260             3,062
  Occupancy and equipment                                                       3,325             3,046
  Promotion and development                                                     1,894             1,672
  Floor brokerage and clearance                                                   646               648
  Taxes, other than income taxes                                                1,741             1,623
  Other operating expenses                                                      1,884             1,505
                                                                              -------           -------
                                                                              $44,024           $37,623
                                                                              -------           -------
Income before income taxes                                                    $ 5,964           $ 3,192

Provision for income taxes                                                      2,200             1,250
                                                                              -------           -------
Net income                                                                    $ 3,764           $ 1,942
                                                                              =======           =======
Net income per share                                                          $   .41           $   .20
                                                                              =======           =======
Dividends per share                                                           $   .08           $  .075
                                                                              =======           =======
Average number of shares and share equivalents outstanding                      9,114             9,461
                                                                              =======           =======


See Notes to consolidated financial statements (unaudited).


                                      (4)

                      McDONALD & COMPANY INVESTMENTS, INC.
                      ------------------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               -------------------------------------------------

                                                                            Fiscal Three Months Ended
                                                                            -------------------------
                                                                       June 30, 1995           June 24, 1994
                                                                       -------------           -------------
                                                                                   (In thousands)
OPERATING ACTIVITIES:
- --------------------

Net Income                                                              $   3,764               $    1,942
Adjustments to reconcile net income to net cash
 provided by operating activities:
        Depreciation and amortization                                       1,206                    1,098
        Deferred compensation                                                 122                      255
        Deferred income taxes                                                 213                     (177)
        Decrease in receivable from customers                              25,062                   16,978
        (Increase) decrease in receivable from brokers and dealers           (792)                   3,901
        (Increase) decrease in securities owned                            (6,805)                  64,297
        (Increase) decrease in other receivables                           (1,137)                   3,306
        Decrease in payable to customers                                   (2,251)                  (9,417)
        Decrease in payable to brokers and dealers                        (13,094)                 (15,642)
        (Decrease) increase in securities sold but not yet
           purchased                                                       (2,569)                   9,853
        Decrease in accrued compensation                                   (3,825)                 (10,946)
        Increase in accounts payable, accrued
           expenses and other                                               2,527                    2,569
                                                                        ---------               ----------
        Net cash provided by operating activities                       $   2,421               $   68,017
                                                                        =========               ==========
INVESTING ACTIVITIES:
- --------------------

        Purchase of furniture, equipment and leaseholds                 $    (875)              $     (379)
        (Increase) decrease in other assets                                  (964)                     522
                                                                        ---------               ----------
        Net cash (used for) provided by investing activities            $  (1,839)              $      143
                                                                        =========               ==========
FINANCING ACTIVITIES:
- --------------------

        Decrease (increase) in securities purchased under
            agreement to resell                                         $  20,692               $ (235,117)
        Increase (decrease)  in short-term borrowings                       5,281                  (26,838)
        (Decrease) increase in securities sold under
            agreements to repurchase                                      (22,971)                 202,578
        Cash dividends                                                       (716)                    (689)
        Purchase of treasury stock                                           (444)                  (1,418)
        Proceeds from issuance of treasury stock                               55                      285
                                                                        ---------               ----------
        Net cash provided by (used for) financing activities            $   1,897               $  (61,199)
                                                                        ---------               ----------
        Increase in cash and cash equivalents                               2,479                    6,961
        Cash and cash equivalents at beginning of period                    2,850                    6,765
                                                                        ---------               ----------
        Cash and cash equivalents at end of period                      $   5,329               $   13,726
                                                                        =========               ==========

See notes to consolidated financial statements (unaudited).

                                      (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
June 30, 1995


NOTE A - BASIS OF PRESENTATION
- ------   ---------------------

The consolidated financial statements include the accounts of McDonald & Company Investments, Inc. and its subsidiaries, collectively referred to as the "Company". All significant intercompany accounts and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included.


NOTE B - LONG-TERM BORROWINGS
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


NOTE C - NET INCOME PER SHARE
- ------   --------------------

Primary net income per share is based on the average number of share and share equivalents outstanding during the periods. Share equivalents represent the effect of shares issuable under the Company's stock option plans.

NOTE D - CONTINGENCIES
- ------   -------------

The Company is a defendant in various lawsuits incidental to its securities business. In view of the number and diversity of claims against the Company and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position or liquidity of the Company.





                                      (6)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

BUSINESS ENVIRONMENT
- --------------------

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


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, brokers and dealers, securities purchased under agreements to resell, and securities owned approximate 88% of the Company's assets at June 30, 1995. These assets are financed by a number of sources, including the Company's capital and short-term borrowings.

At June 30, 1995, McDonald Securities had outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory net capital.

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $290,000,000, of which $224,600,000 was unused at June 30, 1995. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.





                                      (7)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (continued)
          ---------------------------------

LIQUIDITY AND CAPITAL RESOURCES (cont.)
- ---------------------------------------

Certain minimum amounts of capital must be maintained by the Company's principal broker/dealer subsidiary, McDonald Securities, to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At June 30, 1995, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $68,485,000, which was $66,164,000 in excess of the minimum required.


FISCAL THREE MONTH PERIOD ENDED JUNE 30, 1995 AND JUNE 24, 1994
- ---------------------------------------------------------------

Total revenues for the fiscal quarter ended June 30, 1995 were $49,988,000, an increase of $9,173,000, or 23%, from revenues of $40,815,000 for the fiscal quarter ended June 24, 1994.

Net income for the fiscal quarter ended June 30, 1995 was $3,764,000, or $.41 per share, compared with net income of $1,942,000, or $.20 per share, for the fiscal quarter ended June 24, 1994, which represents an increase in net income of 94%.

The average number of shares and share equivalents outstanding were 9,114,000 for the fiscal quarter ended June 30, 1995 compared to 9,461,000 for the fiscal quarter ended June 24, 1994.

Revenues from underwriting and investment banking increased $964,000, or 10%, for the quarter when compared to the same period in the prior fiscal year. Revenues from corporate underwriting and investment banking increased $1,291,000, or 17%, for the first quarter due primarily to increased revenues from private placements, mergers and other fee income of $2,379,000, or 46%. These increases were partially offset by decreased revenues from equity and debt public offering of $899,000, or 28%, and decreased revenues from participations in equity syndications of $844,000, or 47%, for the first quarter of fiscal 1996. These declines reflect less favorable market conditions for public offerings of equity securities. Revenues from participation in corporate and government underwriting syndications increased $655,000, or 103% for the quarter ended June 30, 1995. This increase reflects the improved condition of the taxable debt securities markets. Revenues from municipal finance decreased $327,000, or 22%, for the quarter ended June 30, 1995 when compared to the first quarter of fiscal 1995 due to a lower level of public finance offerings.

Revenues from underwriting and investment banking activities are highly dependent on general market conditions for such business activities. Market conditions for underwriting and investment banking services can be affected by economic and legislative events both in the United States and abroad. To the extent future events are unpredictable, uncertainty will be a factor in the level of McDonald Securities' business activity. Also, competitive pressure from other entities providing investment banking services can and will have an effect on the success of McDonald Securities in obtaining such business and on the prices which can be charged for investment banking and underwriting services. The management of McDonald Securities believes it can compete effectively in this segment of its business activities.

Revenues from principal transactions increased $4,050,000, or 37%, for the first quarter of fiscal 1996 when compared to the same period in the prior fiscal year. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, increased $2,202,000, or 44%, for the first quarter of fiscal 1996. This increase in revenues from principal transactions in taxable fixed-income securities reflects the improved condition of the taxable fixed income markets resulting from a more stable interest rate environment. Revenues from trading municipal bonds decreased $15,000, or 1%, for the first quarter of fiscal 1996 when compared to the first quarter of fiscal 1995. Revenues from principal transactions in equity securities increased $1,863,000, or 51%, for the first quarter primarily due to a strong NASDAQ market and continued expansion of the Company's sales force.


                                      (8)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (continued)
          ---------------------------------

FISCAL THREE MONTH PERIOD ENDED JUNE 30, 1995 AND JUNE 24, 1994 (cont.)
- -----------------------------------------------------------------------

Commissions revenues increased $2,266,000, or 18%, in the current quarter compared to the same period in fiscal 1995. Of this amount, commissions revenues from agency transactions in listed and over-the-counter stocks increased $1,903,000 or 24%, due to the continued strong equity markets.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $549,000, or 14%, for the fiscal quarter when compared to the comparable fiscal 1995 period. Of this amount, increased revenues from advisory fees related to individually managed accounts represented $484,000, or 88%, of the total increase due to an increase in assets under management.

Interest and dividend income increased $907,000, or 29%, for the fiscal quarter ended June 30, 1995 when compared to the same period in the prior fiscal year. This increase was due to a higher return on interest earning assets due to higher interest rates.

Other income increased $437,000, or 44%, for the current quarter when compared to the same period in the prior fiscal year. This increase was due primarily to increased revenues from fees related to the retail business, and an increase in income from certain venture capital investments.

Operating expenses (total expenses before interest) increased $6,088,000, or 17%, for the first quarter of fiscal 1996, when compared to the same period in the prior fiscal year.

Employee compensation and benefits increased $4,894,000, or 20%, for the first quarter. Commission and other sales compensation expense increased $2,310,000, or 17%, for the quarter, primarily because of increased revenues from commissions and other sales credits. Other clerical and administrative expenses increased $504,000, or 6%, for the quarter. The increase in other clerical and administrative expenses represents compensation and employee benefit costs related to an increase in the professional and support staff.
The remaining increase in employee compensation and benefits of $2,080,000 for the first quarter represents increases in incentive compensation accruals which are directly related to the increase in profitability.

All other operating expenses increased $1,194,000, or 10%, for the current quarter. The increase in all other operating costs represents communications, occupancy and equipment, promotional and other costs related to the expansion of the Company's business.

Interest expense increased $313,000, or 21%, for the fiscal quarter when compared to the same period in fiscal 1995 due to an increase in the interest rate on short-term borrowings.

Income before income taxes for the fiscal quarter ended June 30, 1995 was $5,964,000, resulting in a pre-tax return on revenues of 12%. For the fiscal quarter ended June 24, 1994, income before income taxes was $3,192,000, resulting in a pre-tax return on revenues of 8%.





                                      (9)

PART II.  OTHER INFORMATION

Item 5. Other Information
        -----------------

        On February 9, 1995, the Company announced the continuation of an open market repurchase program originally announced in July, 1987. The current program allows the Company to purchase up to 1,000,000 shares of its Common Stock at an aggregate price not to exceed $15,000,000. Treasury shares may be used to satisfy options exercised under the Company's stock option plans.

        During the fiscal quarter ended June 30, 1995, the Company purchased 29,054 shares of the Company's Common Stock at an average price of $15.29 per share. During the fiscal quarter ended June 30, 1995 the Company utilized 6,828 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Company's Stock Option Plans.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

            (a.)  The following exhibit is filed as part             Sequential
                  of this report:                                    Page Number
                                                                     -----------
                Exhibit 11    Statement re: Computation of
                              Per Share Earnings . . . . . . . .         13

        *       Exhibit 27    Financial Data Schedule BD . . . .         14


* Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.

                                      (10)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      McDonald & Company Investments, Inc.
                                  ---------------------------------------------
                                                  (Registrant)



Date:      August 1, 1995         By:   /s/ William B. Summers, Jr.
     -------------------------          ---------------------------------------
                                        William B. Summers, Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




Date:      August 1, 1995         By:   /s/ Robert T. Clutterbuck
     -------------------------          ---------------------------------------
                                        Robert T. Clutterbuck
                                        Treasurer
                                        (Principal Financial and Accounting
                                        Officer)





                                      (11)

                      McDonald & Company Investments, Inc.

         Report on FORM 10-Q for the Fiscal Quarter ended June 30, 1995


                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Description                                      Sequential Page
- -----------     -----------                                      ---------------
    11          Statement Re:  Computation of
                  Per Share Earnings ........................          13


    27       *  Financial Data Schedule BD ..................          14





* Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.

                                      (12)