Form 10-Q
period 1995-09-29
MCDONALD & CO INVESTMENTS INC
filed 1995-11-09
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------


                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 29, 1995
                               ----------------------------------------------
                                      OR

[ ]   TRANSITION REPORT PURSUANT TO
      SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  -----------------------


                                Commission file number       1-8526
                                                      -----------------------

                     McDonald & Company Investments, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                  34-1391950
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


McDonald Investment Center, 800 Superior Avenue, Cleveland, Ohio     44114-2603
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area
code                                     (216) 443-2300
    ----------------------------------------------------------------------------

                                Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        8,893,738 shares of Common Stock, par value $1.00 per share, were outstanding on October 31, 1995.





                                      (1)

                      McDONALD & COMPANY INVESTMENTS, INC.

                                     INDEX




                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements -
      Consolidated statements of financial condition (unaudited)-
      September 29, 1995 and March 31, 1995 .............................   3

      Consolidated statements of income (unaudited)-
          Fiscal three and six months ended September 29, 1995
          and September 30, 1994 ........................................   4

      Consolidated statements of cash flows (unaudited)-
          Fiscal six months ended September 29, 1995 and
          September 30, 1994 ............................................   5

      Notes to consolidated financial statements (unaudited)-
          September 29, 1995 ............................................   6

Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations .........................................   8

PART II - OTHER INFORMATION
---------------------------

      Item 5.  Other Information ........................................  12
      Item 6.  Exhibits and Reports on Form 8-K .........................  12


SIGNATURES ..............................................................  13

EXHIBIT INDEX ...........................................................  14





                                      (2)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      MCDONALD & COMPANY INVESTMENTS, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                         Sept. 29,             March 31,
                                                                            1995                 1995
                                                                        ------------         -----------
                                                                             (In thousands)
ASSETS
    Cash and cash equivalents                                           $     8,032         $    2,850
    Receivable from customers                                               123,028            136,180
    Receivable from brokers and dealers                                      22,089             18,281
    Securities purchased under agreements
      to resell                                                              62,244             88,869
    Securities owned                                                        121,157             95,184
    Other receivables                                                        20,908             16,368
    Furniture, equipment and leasehold
      improvements, at cost, less accumulated
      depreciation and amortization                                          10,685             11,286
    Other assets                                                             36,608             32,314
                                                                       ------------        -----------
                                                                       $    404,751        $   401,332
                                                                       ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
       Short-term borrowings                                           $     68,999        $    64,924
       Payable to customers                                                  39,023             35,380
       Payable to brokers and dealers                                        16,440             20,786
       Securities sold under agreements to
         repurchase                                                          44,675             52,029
       Securities sold but not yet purchased                                 42,708             47,701
       Accrued compensation                                                  22,276             20,282
       Accounts payable, accrued expenses
         and other liabilities                                               24,078             20,868
       Long-term borrowings                                                  25,000             25,000
                                                                       ------------        -----------
                                                                       $    283,199        $   286,970
                                                                       ------------        -----------

    Stockholders' equity
       Preferred Stock, without par value;
         200,000 shares authorized;
         none issued
       Common Stock, par value $1.00 per
         share; 15,000,000 shares
         authorized; (11,541,133 and 11,434,788
         shares issued, respectively)                                        11,541             11,435
       Additional paid-in capital                                            50,136             48,342
       Retained earnings                                                     84,431             77,034
       Less treasury stock, at cost
         (2,597,395 and 2,481,535 shares,
          respectively)                                                    (24,556)            (22,449)
                                                                       ------------         ----------
                                                                           121,552             114,362
                                                                       ------------         ----------
                                                                       $    404,751        $   401,332
                                                                       ============        ===========



See Notes to consolidated financial statements (unaudited).


                                      (3)

                      MCDONALD & COMPANY INVESTMENTS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          Fiscal Three Months Ended           Fiscal Six Months Ended
                                                     ---------------------------------   ----------------------------------
                                                     Sept. 29, 1995   Sept. 30, 1994     Sept. 29, 1995   Sept. 30, 1994
                                                        (13 weeks)     (14 weeks)          (26 weeks)       (27 weeks)
                                                     ---------------------------------   -------------------------------
(In thousands, except for share and per share amounts)

Revenues:
Underwriting and investment banking                  $    16,193    $    7,423           $     26,463     $     16,729
Principal transactions                                    12,701        12,326                 27,623           23,198
Commissions                                               15,950        12,167                 30,724           24,675
Investment management fees                                 4,718         3,975                  9,267            7,960
Interest and dividends                                     3,950         3,407                  7,985            6,535
Other                                                      1,962           983                  3,400            1,999
                                                     -----------    ----------           ------------     ------------
                                                     $    55,474    $   40,281           $    105,462     $     81,096
                                                     ----------     ----------           ------------     ------------
Expenses:
Employee compensation and benefits                   $    32,101    $  23,626            $     61,547     $     48,178
Interest                                                   1,759        1,372                   3,587            2,887
Communications                                             3,293        3,089                   6,553            6,151
Occupancy and equipment                                    3,457        3,164                   6,782            6,210
Promotion and development                                  1,961        2,089                   3,855            3,761
Floor brokerage and clearance                                632          622                   1,278            1,270
Taxes, other than income taxes                             1,731        1,373                   3,472            2,996
Other operating expenses                                   2,424        1,537                   4,308            3,042
                                                     -----------    ---------            ------------     ------------
                                                     $    47,358    $  36,872            $     91,382     $     74,495
                                                     -----------    ---------            ------------     ------------

Income before income taxes                           $     8,116    $   3,409           $     14,080     $      6,601

Provision for income taxes                                 3,000        1,380                  5,200            2,630
                                                     -----------    ---------           ------------     ------------

Net income                                           $     5,116    $   2,029           $      8,880     $      3,971
                                                      ==========    =========           ============     ============

Net income per share                                 $       .56    $     .22           $        .97     $        .42
                                                      ==========    =========           ============     ============

Dividends per share                                  $      .085    $    .080           $       .165     $       .155
                                                      ==========    =========           ============     ============

Average number of shares and share equivalents
  outstanding                                          9,105,000    9,479,000              9,110,000        9,470,000
                                                      ==========    =========           ============     ============





See Notes to consolidated financial statements (unaudited).





                                      (4)

                      MCDONALD & COMPANY INVESTMENTS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               Fiscal Six Months Ended
                                                                                  -------------------------------------------------
                                                                                   Sept. 29, 1995           Sept. 30, 1994
                                                                                  ---------------           --------------
                                                                                               (In thousands)
OPERATING ACTIVITIES:
--------------------

Net Income                                                                         $       8,880            $      3,971
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                                                              2,426                   2,264
Deferred compensation                                                                        220                     376
Deferred income taxes                                                                         71                     289
Decrease in receivable from customers                                                     13,152                   9,835
(Increase) decrease in receivable from brokers and dealers                                (3,808)                 10,732
(Increase) decrease in securities owned                                                  (25,973)                 49,508
(Increase) decrease in other receivables                                                  (4,540)                  1,880
Increase in payable to customers                                                           3,643                   2,016
Decrease in payable to brokers and dealers                                                (4,346)                 (5,724)
Decrease in securities sold but not yet purchased                                         (4,993)                (12,167)
Increase (decrease) in accrued compensation                                                3,937                  (8,069)
Increase (decrease) in accounts payable, accrued expenses and other                        2,990                  (5,489)
                                                                                   -------------            ------------

Net cash provided by operating activities                                          $       8,341            $     49,422
                                                                                   =============            ============


INVESTING ACTIVITIES:
--------------------


Purchase of furniture, equipment and leaseholds                                    $     (1,528)            $     (1,477)
(Increase) decrease in other assets                                                      (4,662)                   6,015
                                                                                   ------------             ------------
Net cash provided by (used for) investing activities                               $     (6,190)            $      4,538
                                                                                   ============             ============

FINANCING ACTIVITIES:
--------------------

Decrease (increase) in securities purchased under agreement to resell              $     26,625             $    (72,170)
Increase (decrease) in short-term borrowings                                              4,075                  (30,843)
(Decrease) increase in securities sold under agreements to repurchase                    (7,354)                  51,718
Cash dividends                                                                           (1,483)                  (1,442)
Purchase of treasury stock                                                               (2,368)                  (2,755)
Proceeds from issuance of treasury stock                                                    218                      366
                                                                                   ------------             ------------

Net cash used for financing activities                                             $     19,713             $    (55,126)
                                                                                   ------------             ------------

Increase (decrease) in cash and cash equivalents                                          5,182                   (1,166)
Cash and cash equivalents at beginning of period                                          2,850                    6,765
                                                                                   ------------             ------------

Cash and cash equivalents at end of period                                         $      8,032             $      5,599
                                                                                   ============             ============




See Notes to consolidated financial statements (unaudited).



                                      (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
September 29, 1995


NOTE A - BASIS OF PRESENTATION
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


NOTE B - LONG-TERM BORROWINGS
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


NOTE C - NET INCOME PER SHARE
------   --------------------

Net income per share is based on the average number of share and share equivalents outstanding during the periods. Share equivalents represent the effect of shares issuable under the Company's stock option plans.


NOTE D - CONTINGENCIES
------   -------------

The Company's principal subsidiary, McDonald & Company Securities, Inc. ("McDonald Securities"), is a defendant in JONES ET.AL. V. MCDONALD & CO. SECURITIES, INC., ET. AL., ("the Jones litigation") a lawsuit currently pending in the Cuyahoga County Court of Common Pleas. The action arose out of losses allegedly incurred by Cuyahoga County's Secured Assets Fund Earnings Program ("SAFE"). McDonald Securities and six other defendants have been named in the lawsuit. The complaint alleges that, in breach of various legal duties allegedly owed to the plaintiff, McDonald Securities and/or the other defendants enabled, facilitated and/or assisted the County's investment staff to engage in unsuitable and inappropriate investment and trading activities and practices. In addition, the complaint contains allegations of fraud and negligent misrepresentation against McDonald Securities and another defendant arising out of their respective roles as underwriters of two issuances of tax and current revenue anticipation notes ("TANS/CRANS") during 1993 and 1994.
The plaintiff seeks to hold each of the defendants liable for an unspecified amount of compensatory and consequential damages. In addition, the plaintiff seeks to hold McDonald Securities and the other defendant that participated as an underwriter of the TANS and CRANS offerings liable for an unspecified amount of compensatory, consequential and punitive damages. The action has only recently commenced, and no discovery has taken place. However, based on the facts known to date, the Company believes that the plaintiff's claims against McDonald Securities are without merit, and intends to contest vigorously the allegations in the complaint.





                                      (6)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
September 29, 1995


The Company is a defendant in various other lawsuits incidental to its securities business. In view of the number and diversity of claims against the Company and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters, including the Jones litigation, will not have a material adverse effect on the consolidated financial position or liquidity of the Company.

NOTE E - SUBSEQUENT EVENT
------   ----------------

On November 1, 1995, the Company adopted a Stockholder Rights Plan. Under the terms of the Plan, on November 15, 1995, one Preferred Stock Purchase Right will be issued as a dividend on each outstanding share of the Company's Common Stock. Each right will entitle its holder to purchase one-one hundredth of a share of participating preferred stock at an exercise price of $60.00 per share, under certain circumstances. The rights will be represented by, and trade with, the certificates for Common Stock until exercisable, and will not entitle holders to any additional voting or other rights prior to exercise. Generally, the rights will not be exercisable until ten business days following a public announcement that a person or group has acquired 20% of the Company's Common Stock or until ten business days after a person or group begins or announces an intention to begin a tender offer which would result in the ownership of 20% of the Company's Common Stock. Each rights holder (other than the 20% stockholder) will then be entitled to purchase a number of shares of the Company's Common Stock having a market value equal to twice the right's exercise price. If the Company is acquired, or if 50% or more of its assets or earning power are sold or transferred, the rights will entitle the holder to purchase a number of shares. Of the acquiror's common stock having a market value at that time of twice the right's exercise price.





                                      (7)

ITEM 2.5     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

BUSINESS ENVIRONMENT
--------------------

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, brokers and dealers, securities purchased under agreements to resell, and securities owned approximate 88% of the Company's assets at September 29, 1995. These assets are financed by a number of sources, including the Company's capital and short-term borrowings.

At September 29, 1995, McDonald Securities had outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory capital.

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $290,000,000, of which $225,000,000 was unused at September 29, 1995. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.

Certain minimum amounts of capital must be maintained by the Company's principal broker/dealer subsidiary, McDonald Securities, to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At September 29, 1995, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $69,449,000, which was $66,765,000 in excess of the minimum required.



                                      (8)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 1995 AND
------------------------------------------------------------------
SEPTEMBER 30, 1994
------------------

Total revenues for the fiscal quarter ended September 29, 1995 were $55,474,000, an increase of $15,193,000, or 38%, from revenues of $40,281,000 for the fiscal quarter ended September 30, 1994.

For the fiscal six months ended September 29, 1995, total revenues were $105,462,000 compared to $81,096,000 for the first six months of fiscal 1995, an increase of $24,366,000, or 30%.

Net income for the fiscal quarter ended September 29, 1995 was $5,116,000, or $.56 per share, compared with net income of $2,029,000, or $.22, per share, for the fiscal quarter ended September 30, 1994, which represents an increase in net income of 152%.

For the fiscal six months ended September 29, 1995, net income was $8,880,000 or $.97 per share, compared to $3,971,000, or $.42 per share, for the fiscal six months ended September 30, 1994, an increase in net income of 131%.

The average number of shares and share equivalents outstanding were 9,105,000 and 9,110,000, respectively, for the fiscal three and six month periods ended September 29, 1995 compared to 9,479,000 and 9,470,000, respectively, for the fiscal three and six months ended September 30, 1994.

Revenues from underwriting and investment banking increased $8,770,000, or 118%, for the quarter and $9,734,000, or 58%, for the six months ended September 29, 1995 when compared to the same periods in the prior fiscal year. Revenues from corporate underwriting and investment banking increased $8,695,000, or 151%, for the second quarter and $9,986,000, or 73%, for the six month period due primarily to increased revenues from private placements, mergers and other fee income of $3,277,000, or 121%, for the second quarter and $5,826,000, or 154%, for the six month period and increased revenues from equity and debt public offerings of $4,676,000, or 456%, for the second quarter and $3,607,000, or 68%, for the six months ended September 19, 1995. These increases reflect improved market conditions for both the private and public offering of securities. Revenues from municipal finance increased $75,000, or 5%, for the quarter and decreased $252,000, or 8%, for the six months ended September 29, 1995 when compared to the same periods in the prior fiscal year, due to a lower level of public finance offerings.

Revenues from underwriting and investment banking activities are highly dependent on general market conditions for such business activities. Market conditions for underwriting and investment banking services can be affected by political and economic events both in the United States and abroad. To the extent future events are unpredictable, uncertainty will be a factor in the level of McDonald Securities' business activity. Also, competitive pressure from other investment banking firms can and will have an effect on the success of McDonald Securities in obtaining such business and on the prices which can be charged for investment banking and underwriting services. The management of McDonald Securities believes it can compete effectively in this segment of its business activities.

Revenues from principal transactions increased $375,000, or 3%, for the second quarter of fiscal 1996 and $4,425,000, or 19%, for the first six months when compared to the same periods in the prior fiscal year. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, decreased $265,000, or 5%, for the second quarter and increased $1,937,000, or 18%, for the first six months of fiscal 1996. The increase in revenues from principal transactions in taxable fixed-income securities for the six month period is primarily due to a more stable interest rate environment. Revenues from trading municipal bonds decreased $482,000, or 20%, for the second quarter and $497,000, or 11%, for the first six months due primarily to individual investor uncertainty concerning potential tax law changes. Revenues from principal transactions in equity securities increased $1,122,000, or 26%, for the second quarter and $2,985,000, or 38%, for the first six months primarily due to a strong NASDAQ market and continued expansion of the Company's sales force.





                                      (9)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 1995 AND
---------------------------------------------------------------
SEPTEMBER 30, 1994 (cont.)
--------------------------



Commissions revenue increased $3,783,000, or 31%, in the current quarter and $6,049,000, or 25% in the first six months when compared to the same periods in fiscal 1995. Of these amounts, commissions revenues from agency transactions in listed and over-the-counter stocks increased $2,828,000, or 37%, for the quarter and $4,731,000, or 30%, for the six month period. The remainder of the increase in both periods was due primarily to an increase in revenues from the sale of non-proprietary mutual funds.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $743,000, or 19%, and $1,307,000, or 16%, for the fiscal quarter and six month periods ended September 29, 1995 when compared to the comparable fiscal 1995 periods. Of these amounts, increased revenues from advisory fees related to individually managed accounts represented $696,000, or 94%, and $1,195,000, or 91%, respectively, of the total increase for the fiscal three and six month periods.

Interest and dividend income increased $543,000, or 16%, and $1,450,000, or 22%, for the fiscal three and six month periods ended September 29, 1995 when compared to the same periods in the prior fiscal year. The increase was due primarily to a higher return on interest earning assets due to higher interest rates.

Other income increased $979,000, or 100%, for the current quarter and $1,401,000, or 70%, for the six month period ended September 29, 1995. Of these amounts, increased income from certain venture capital investments represented $692,000, or 71%, and $832,000, or 59%, respectively, of the total increase for the fiscal three and six month periods. The remaining increases represent increased revenue from service fees and other miscellaneous retail revenues related to the continued expansion of the retail sales force.

Operating expenses (total expenses before interest) increased $10,099,000, or 28%, for the second quarter and $16,187,000, or 23%, for the first six months of fiscal 1996, when compared to the same periods in the prior fiscal year.

Employee compensation and benefits increased $8,475,000, or 36%, for the second quarter and $13,369,000, or 28%, for the first six months. Commission and other sales compensation expense increased $3,700,000, or 30%, for the quarter and $6,010,000, or 23%, for the first six months, primarily because of increased revenues from commissions and principal sales credits. Other clerical and administrative expenses increased $505,000, or 6%, for the quarter and $1,009,000, or 6%, for the six month period. The increase in other clerical and administrative expenses represents compensation and employee benefit costs related to an increase in the professional and support staff in the current periods when compared to the same periods in the prior fiscal year. The remaining increase in employee compensation and benefits of $4,270,000 for the second quarter and $6,350,000 for the six months represents increases in incentive compensation and profit sharing accruals which are directly related to the increase in profitability.

All other operating expenses increased $1,624,000, or 14%, for the current quarter and $2,818,000, or 12%, for the first six months of fiscal 1996. The increase in all other operating costs includes increases in communications occupancy and equipment, payroll and other taxes, and other expenses of $737,000 for the quarter and $1,552,000 for the first six months.
Additionally, the category of other operating expenses increased $887,000 for the current quarter and $1,266,000 for the first six months of the current fiscal year, due primarily to an increase of $398,000 for the current quarter and $571,000 for the six month period in legal costs related to pending litigation. Other professional fees increased $235,000 for the quarter and $213,000 for the six month period due to expenses associated with consulting services related to the retail and investment banking areas. Errors, writeoffs and other settlements increased $116,000 for the quarter and $315,000 for the six months due to the substantial increase in revenues and volume. These cost increases related to the expansion of the Company's business.





                                      (10)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         --------------------------------

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 1995 AND
---------------------------------------------------------------
SEPTEMBER 30, 1994 (cont.)
--------------------------

Interest expense increased $387,000, or 28%, and $700,000, or 24%, for the fiscal three month and six month periods in the current fiscal year when compared to the same period in fiscal 1995 due to an increase in the interest rate on short-term borrowings.

Income before income taxes for the fiscal quarter and fiscal six months ended September 29, 1995 was $8,116,000 and $14,080,000, resulting in a pre-tax return on revenues of 15% and 13%, respectively. For the fiscal quarter and fiscal six months ended September 30, 1994, income before income taxes was $3,409,000 and $6,601,000, resulting in a pre-tax return on revenues of 8% in both periods.





                                      (11)

PART II.     OTHER INFORMATION

Item 5.      Other Information
             -----------------

             On July 27, 1993, the Company announced the continuation of an open market repurchase program originally announced in July, 1987. The current program, which expires July 31, 1996, allows the Company to purchase up to 1,200,000 shares of its Common Stock at an aggregate price not to exceed $20,000,000. Treasury shares may be used to satisfy options exercised under the Company's stock option plans and 1995 Stock Bonus Plan.

             During the fiscal quarter ended September 29, 1995, the Company purchased 114,800 shares of the Company's Common Stock at an average price of $16.76 per share. During the fiscal quarter ended September 29, 1995 the Company utilized 21,166 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Stock Option Plan for employees.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
                                                                                         Sequential
                                                                                         Page Number
                                                                                         -----------
                 (a.)  The following exhibit is filed as part of this report:

                 Exhibit 11       Statement re: Computation of Per Share Earnings ........    15

                 Exhibit 27       Financial Data Schedule BD  ............................    16

                (b.)  Reports on Form 8-K:

                On August 15, 1995, the Company filed a Current Report on Form 8-K regarding the status of certain pending litigation ("Stephanie
                Tubb Jones ex. rel. the State of Ohio and the County of Cuyahoga vs. McDonald & Co. Securities, Inc., et al.).




*  Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.

                                      (12)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                      McDonald & Company Investments, Inc.
                      -------------------------------------
                                  (Registrant)




Date:   November 1, 1995   By:      /s/ William B. Summers, Jr.
                                    ----------------------------------------
                                    William B. Summers, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date:   November 1, 1995   By:      /s/ Robert T. Clutterbuck
                                    ----------------------------------------
                                    Robert T. Clutterbuck
                                    Treasurer
                                    (Principal Financial Officer)





                                      (13)

                      McDonald & Company Investments, Inc.

      Report on FORM 10-Q for the Fiscal Quarter ended September 29, 1995


                                 EXHIBIT INDEX
                                 -------------

Exhibit No.          Description                                        Sequential Page
-----------          -----------                                        ---------------
   11                   Statement Re:  Computation of
                        Per Share Earnings   . . . . . . . . . . . . . .         15

   27                   Financial Data Schedule BD   . . . . . . . . . .         16





*  Exhibit 27 is Furnished for Securities and Exchange Commission Purposes
Only.



                                      (14)