Form 10-Q
period 1995-12-29
MCDONALD & CO INVESTMENTS INC
filed 1996-02-01
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-Q
(Mark One)
-------
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended       December 29, 1995
                              --------------------------------------

                                   OR
-------
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

For the transition period from ____________________ to______________________

              Commission file number            1-8526
                                      -------------------------

                        McDonald & Company Investments, Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                           34-1391950
-----------------------------------------------------------------------------
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


McDonald Investment Center, 800 Superior Avenue, Cleveland, Ohio   44114-2603
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area
code                       (216) 443-2300
     ------------------------------------------------------------------------

                         Not Applicable
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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

      8,867,263 shares of Common Stock, par value $1.00 per share, were outstanding on January 26, 1996.



                                      (1)

                      McDONALD & COMPANY INVESTMENTS, INC.

                                     INDEX




                                                                       Page
                                                                       ----

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements -
      Consolidated statements of financial condition (unaudited)-
          December 29, 1995 and March 31, 1995  . . . . . . . . . . .   3

      Consolidated statements of income (unaudited)-
          Fiscal three and nine months ended December 29, 1995
          and December 30, 1994 . . . . . . . . . . . . . . . . . . .   4

      Consolidated statements of cash flows (unaudited)-
          Fiscal nine months ended December 29, 1995 and
          December 30, 1994 . . . . . . . . . . . . . . . . . . . . .   5

      Notes to consolidated financial statements (unaudited)-
          December 29, 1995 . . . . . . . . . . . . . . . . . . . . .   6

Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations . . . . . . . . . . . . . . . . . . .   8


PART II - OTHER INFORMATION
---------------------------

      Item 5.  Other Information  . . . . . . . . . . . . . . . . . .  12
      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  12


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14





                                      (2)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     MCDONALD & COMPANY INVESTMENTS, INC.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                     Dec. 29,             March 31,
                                                                       1995                 1995
                                                                   ------------         -----------
                                                                            (In thousands)
ASSETS
   Cash and cash equivalents                                        $    10,745          $    2,850
   Receivable from customers                                            150,746             136,180
   Receivable from brokers and dealers                                   37,461              18,281
   Securities purchased under agreements
     to resell                                                           55,630              88,869
   Securities owned                                                     104,734              95,184
   Other receivables                                                     18,158              16,368
   Furniture, equipment and leasehold
     improvements, at cost, less accumulated
     depreciation and amortization                                       11,520              11,286
   Other assets                                                          37,983              32,314
                                                                     ----------          ----------
                                                                     $  426,977          $  401,332
                                                                     ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities
      Short-term borrowings                                         $    74,131          $   64,924
      Payable to customers                                               59,427              35,380
      Payable to brokers and dealers                                      6,321              20,786
      Securities sold under agreements to
        repurchase                                                       53,251              52,029
      Securities sold but not yet purchased                              36,008              47,701
      Accrued compensation                                               23,184              20,282
      Accounts payable, accrued expenses
        and other liabilities                                            25,344              20,868
      Long-term borrowings                                               25,000              25,000
                                                                     ----------          ----------
                                                                     $  302,666          $  286,970
                                                                     ----------          ----------

   Stockholders' equity
      Preferred Stock, without par value;
        200,000 shares authorized;
        none issued
      Common Stock, par value $1.00 per
        share; 15,000,000 shares
        authorized; (11,563,858 and 11,434,788
        shares issued, respectively)                                     11,564             11,435
      Additional paid-in capital                                         50,495             48,342
      Retained earnings                                                  88,571             77,034
      Less treasury stock, at cost
        (2,696,595 and 2,481,535 shares,                                (26,319)           (22,449)
         respectively)                                               ----------         ----------
                                                                        124,311            114,362
                                                                     ----------         ----------
                                                                     $  426,977         $  401,332
                                                                     ==========         ==========



See Notes to consolidated financial statements (unaudited).

                                      (3)

                      MCDONALD & COMPANY INVESTMENTS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Fiscal Three Months Ended             Fiscal Nine Months Ended
                                                 ---------------------------------     ---------------------------------
                                                  Dec. 29, 1995    Dec. 30, 1994        Dec. 29, 1995    Dec. 30, 1994
                                                    (13 weeks)       (13 weeks)           (39 weeks)      (40 weeks)
                                                 ---------------   ---------------     ---------------   ---------------
(In thousands, except for share and per share amounts)
Revenues:
   Underwriting and investment banking           $        13,283   $        13,710     $        39,746   $        30,439
   Principal transactions                                 12,503            11,881              40,126            35,079
   Commissions                                            16,193            12,547              46,917            37,222
   Investment management fees                              4,936             3,984              14,203            11,959
   Interest and dividends                                  4,791             3,799              12,776            10,334
   Other                                                   1,715             1,395               5,115             3,379
                                                 ---------------   ---------------     ---------------   ---------------
                                                 $        53,421   $        47,316     $       158,883   $       128,412
                                                 ---------------   ---------------     ---------------   ---------------
Expenses:
 Employee compensation and benefits              $        30,646   $        27,167     $        92,193   $        75,345
 Interest                                                  1,947             1,729               5,534             4,616
 Communications                                            3,345             2,941               9,898             9,092
 Occupancy and equipment                                   4,178             3,231              10,960             9,441
 Promotion and development                                 1,966             1,993               5,821             5,754
 Floor brokerage and clearance                               607               668               1,885             1,938
 Taxes, other than income taxes                            1,684             1,397               5,156             4,393
 Other operating expenses                                  1,812             1,803               6,120             4,845
                                                 ---------------   ---------------     ---------------   ---------------
                                                 $        46,185   $        40,929     $       137,567   $       115,424
                                                 ---------------   ---------------     ---------------   ---------------

Income before income taxes                       $         7,236   $         6,387     $        21,316   $        12,988

Provision for income taxes                                 2,340             2,320               7,540             4,950
                                                 ---------------   ---------------     ---------------   ---------------

Net income                                       $         4,896   $         4,067     $        13,776   $         8,038
                                                 ===============   ===============     ===============   ===============

Net income per share                             $           .55   $           .44     $          1.52   $           .86
                                                 ===============   ===============     ===============   ===============

Dividends per share                              $          .085   $          .080     $           .25   $          .235
                                                 ===============   ===============     ===============   ===============

Average number of shares and share equivalents
  outstanding                                          9,034,000         9,230,000           9,085,000         9,390,000
                                                 ===============   ===============     ===============   ===============





See Notes to consolidated financial statements (unaudited).




                                      (4)

                      MCDONALD & COMPANY INVESTMENTS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Fiscal Nine Months Ended
                                                                      ---------------------------------------------
                                                                         Dec. 29, 1995             Dec. 30, 1994
                                                                      -------------------     ---------------------
                                                                                     (In thousands)
OPERATING ACTIVITIES:
--------------------
Net Income                                                                $     13,776              $      8,038
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                 3,672                     3,468
   Loss on disposal of property                                                    541                         0
   Deferred compensation                                                           318                       501
   Deferred income taxes                                                          (217)                      (52)
   (Increase) decrease in receivable from customers                            (14,566)                   13,484
   (Increase) decrease in receivable from brokers and dealers                  (19,180)                    7,572
   (Increase) decrease in securities owned                                      (9,550)                   31,818
   Increase in other receivables                                                (1,790)                     (785)
   Increase in payable to customers                                             24,047                    10,536
   Decrease in payable to brokers and dealers                                  (14,465)                  (15,845)
   Decrease in securities sold but not yet purchased                           (11,693)                  (35,426)
   Increase (decrease) in accrued compensation                                   5,247                    (3,180)
   Increase (decrease) in accounts payable, accrued expenses and other           4,158                    (3,925)
                                                                          ------------              ------------
   Net cash (used for) provided by operating activities                   $    (19,702)             $     16,204
                                                                          ============              ============


INVESTING ACTIVITIES:
--------------------
   Purchase of furniture, equipment and leaseholds                        $     (4,000)             $     (2,569)
   (Increase) decrease in other assets                                          (5,899)                    4,570
                                                                          ------------              ------------
   Net cash used for investing activities                                 $     (9,899)             $      2,001
                                                                          ============              ============

FINANCING ACTIVITIES:
--------------------

   Decrease in securities purchased under agreement to resell             $     33,239              $     56,382
   Increase (decrease) in short-term borrowings                                  9,207                   (19,452)
   (Increase) decrease in securities sold under agreements to repurchase         1,222                   (47,291)
   Cash dividends                                                               (2,239)                   (2,178)
   Purchase of treasury stock                                                   (4,196)                   (7,059)
   Proceeds from issuance of treasury stock                                        263                       359
                                                                          ------------              ------------

   Net cash provided by (used for) financing activities                   $     37,496              $    (19,239)
                                                                          ------------              ------------

   Increase (decrease) in cash and cash equivalents                              7,895                    (1,034)
   Cash and cash equivalents at beginning of period                              2,850                     6,765
                                                                          ------------              ------------

   Cash and cash equivalents at end of period                             $     10,745              $      5,731
                                                                          ============              ============




See Notes to consolidated financial statements (unaudited).

                                      (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
December 29, 1995


NOTE A - BASIS OF PRESENTATION
------------------------------

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


NOTE B - LONG-TERM BORROWINGS
-----------------------------

The Company's principal subsidiary, McDonald & Company Securities, Inc., ("McDonald Securities") has outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to prepay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness of McDonald Securities. The principal amount of the notes has been approved by the New York Stock Exchange, Inc. for inclusion in the regulatory capital of McDonald Securities.


NOTE C - NET INCOME PER SHARE
-----------------------------
Net income per share is based on the average number of share and share equivalents outstanding during the periods. Share equivalents represent the effect of shares issuable under the Company's stock option plans.


NOTE D - CONTINGENCIES
----------------------
McDonald Securities is a defendant in Stephanie Tubbs Jones et.al. v. McDonald & Co. Securities, Inc., et. al., ("the Jones litigation") a lawsuit currently pending in Cuyahoga County Common Pleas Court. The action arose out of losses allegedly incurred by Cuyahoga County's Secured Assets Fund Earnings Program ("SAFE"). McDonald Securities and six other defendants have been named in the lawsuit. The complaint alleges that, in breach of various legal duties allegedly owed to the plaintiff, McDonald Securities and/or the other defendants enabled, facilitated and/or assisted the County's investment staff to engage in unsuitable and inappropriate investment and trading activities and practices. In addition, the complaint contains allegations of fraud and negligent misrepresentation against McDonald Securities and another defendant arising out of their respective roles as underwriters of two issuances of tax and current revenue anticipation notes ("TANS/CRANS") during 1993 and 1994.
The plaintiff seeks to hold each of the defendants liable for an unspecified amount of compensatory and consequential damages. In addition, the plaintiff seeks to hold McDonald Securities and the other defendant that participated as an underwriter of the TANS and CRANS offerings liable for an unspecified amount of compensatory, consequential and punitive damages. Based on the facts known to date, the Company believes that the plaintiff's claims against McDonald Securities are without merit, and intends to contest vigorously the allegations in the complaint.





                                      (6)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
December 29, 1995


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, brokers and dealers, securities purchased under agreements to resell, and securities owned approximate 88% of the Company's assets at December 29, 1995. These assets are financed by a number of sources, including the Company's capital and short-term borrowings.

At December 29, 1995, McDonald Securities had outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory capital.

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $300,000,000, of which $236,714,000 was unused at December 29, 1995. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.

Certain minimum amounts of capital must be maintained by the Company's principal broker/dealer subsidiary, McDonald Securities, to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At December 29, 1995, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $77,839,000, which was $74,392,000 in excess of the minimum required.


                                      (8)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 29, 1995 AND DECEMBER 30,1994
--------------------------------------------------------------------------------

Total revenues for the fiscal quarter ended December 29, 1995 were $53,421,000, an increase of $6,105,000, or 13%, from revenues of $47,316,000 for the fiscal quarter ended December 30, 1994.

For the fiscal nine months ended December 29, 1995, total revenues were $158,883,000 compared to $128,412,000 for the first nine months of fiscal 1995, an increase of $30,471,000, or 24%.

Net income for the fiscal quarter ended December 29, 1995 was $4,896,000, or $.55 per share, compared with net income of $4,067,000, or $.44, per share, for the fiscal quarter ended December 30, 1994, which represents an increase in net income of 20%.

For the fiscal nine months ended December 29, 1995, net income was $13,776,000, or $1.52 per share, compared to $8,038,000, or $.86 per share, for the fiscal nine months ended December 30, 1994, an increase in net income of 71%.

The average number of shares and share equivalents outstanding were 9,034,000 and 9,085,000, respectively, for the fiscal three and nine month periods ended December 29, 1995 compared to 9,230,000 and 9,390,000, respectively, for the fiscal three and nine months ended December 30, 1994.

Revenues from underwriting and investment banking decreased $427,000, or 3%, for the quarter and increased $9,307,000, or 31%, for the nine months ended December 29, 1995 when compared to the same periods in the prior fiscal year. Revenues from corporate underwriting and investment banking increased $434,000, or 4%, for the third quarter and $10,420,000, or 43%, for the nine month period. The increase in revenues from corporate underwriting and investment banking for the nine month period is due primarily to increased revenues from public offerings and private placements of debt and equity securities of $7,919,000, or 64% and increased revenues from mergers and other fee income of $1,214,000, or 22%. These increases reflect improved market conditions for both the public and private offering of securities. Revenues from municipal finance decreased $861,000, or 26%, for the quarter and decreased $1,113,000, or 17%, for the nine months ended December 29, 1995 when compared to the same periods in the prior fiscal year, due to a lower level of public finance offerings.

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

Revenues from principal transactions increased $622,000, or 5%, for the third quarter of fiscal 1996 and $5,047,000, or 14%, for the first nine months when compared to the same periods in the prior fiscal year. Revenues from principal transactions in equity securities increased $1,024,000, or 28%, for the third quarter and $4,009,000, or 35%, for the first nine months primarily due to a strong NASDAQ market and continued expansion of the Company's sales force. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, decreased $425,000, or 8%, for the third quarter but increased $1,512,000, or 9%, for the first nine months of fiscal 1996. For the first six months of the current fiscal year, taxable fixed income revenues were favorably impacted by a positive interest rate environment. However, the revenues for the third quarter of the current fiscal year were adversely affected by uncertainties in the market created by the Federal budget debate. Revenues from trading municipal bonds increased $23,000, or 1%, for the third quarter but decreased $474,000, or 6%, for the first nine months. The decrease in revenues from trading municipal bonds for the first nine months of fiscal 1996 was due primarily to individual investor uncertainty concerning potential tax law changes.



                                      (9)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 29, 1995 AND DECEMBER 30,
----------------------------------------------------------------------------
1994 (cont.)
------------

Commissions revenue increased $3,646,000, or 29%, in the current quarter and $9,695,000, or 26% in the first nine months when compared to the same periods in fiscal 1995. Of these amounts, commissions revenues from agency transactions in listed and over-the-counter stocks increased $2,598,000, or 33%, for the quarter and $7,329,000, or 31%, for the nine month period. The remainder of the increase in both periods was due primarily to an increase in revenues from the sale of non-proprietary mutual funds which increased $982,000, or 46%, for the third quarter and $2,443,000, or 36%, for the first nine months of fiscal 1996.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $952,000, or 24%, and $2,244,000, or 19%, for the fiscal quarter and nine month periods ended December 29, 1995 when compared to the comparable fiscal 1995 periods. Of these amounts, increased revenues from advisory fees related to individually managed accounts represented $812,000, or 85%, and $1,992,000, or 89%, respectively, of the total increase for the fiscal three and nine month periods.

Interest and dividend income increased $992,000, or 26%, and $2,442,000, or 19%, for the fiscal three and nine month periods ended December 29, 1995 when compared to the same periods in the prior fiscal year. The increase was due primarily to a higher return on interest earning assets due to higher interest rates.

Other income increased $320,000, or 23%, for the current quarter and $1,736,000, or 51%, for the nine month period ended December 29, 1995. Increased income from certain venture capital and other investments represented $60,000, or 19%, and $879,000, or 59%, respectively, of the total increase for the fiscal three and nine month periods. The remaining increases of $260,000 for the quarter and $857,000 for the fiscal nine months represent increased revenue from service fees and other retail revenues related to the continued expansion of the retail sales force.

Operating expenses (total expenses before interest) increased $5,038,000, or 13%, for the third quarter and $21,225,000, or 19%, for the first nine months of fiscal 1996, when compared to the same periods in the prior fiscal year.

Employee compensation and benefits increased $3,479,000, or 13%, for the third quarter and $16,848,000, or 22%, for the first nine months. Commission and other sales compensation expense increased $3,143,000, or 24%, for the quarter and $9,153,000, or 24%, for the first nine months, primarily because of increased revenues from commissions and principal sales credits. Other clerical and administrative expenses increased $386,000, or 4%, for the quarter and $1,395,000, or 5%, for the nine month period. The remaining increase in employee compensation and benefits of $6,300,000 for the nine month period represents increases in incentive compensation and profit sharing accruals which are directly related to the increase in profitability. For the fiscal quarter ended December 29, 1995, incentive compensation and profit sharing accruals remained relatively flat despite a 13% increase in pretax expenses due to a change in the business mix.

All other operating expenses increased $1,559,000, or 13%, for the current quarter and $4,377,000, or 12%, for the first nine months of fiscal 1996. Communications expenses increased $404,000, or 14%, for the quarter and $806,000, or 9%, for the fiscal nine month period reflecting higher telecommunications, quotation and information services costs due to both higher volume and higher employee headcount. Occupancy and equipment costs increased $947,000, or 29%, for the current quarter and $1,519,000, or 16%, for the current nine month period. Of this increase, approximately $550,000 represented nonrecurring expenses related to the Company's current technology renovation which were incurred in the third quarter. Without regard to these items, occupancy and equipment costs increased 12% and 10% respectively, reflecting recurring costs related to the technology renovation and headcount increases. Taxes, other than income taxes increased $287,000, or 21%, for the quarter and $763,000, or 17%, for the fiscal nine months ended December 1995, reflecting primarily increased payroll taxes due to increases in compensation expenses.

The category of other operating expenses increased $1,275,000, or 26%, for the first nine months of the current fiscal year. The increase is due primarily to an increase of $540,000 in legal costs related to pending litigation and an increase in other professional fees of $320,000 due to expenses associated with consulting services related to the retail and investment banking areas. These cost increases related to the expansion of the Company's business.

                                      (10)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------------------

FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 29, 1995 AND DECEMBER 30,
----------------------------------------------------------------------------
1994 (cont.)
------------

Interest expense increased $218,000, or 13%, and $918,000, or 20%, for the fiscal three month and nine month periods in the current fiscal year when compared to the same period in fiscal 1995 due to an increase in the interest rate on short-term borrowings, and higher levels of average short-term borrowings.

Income before income taxes for the fiscal quarter and fiscal nine months ended December 29, 1995 was $7,236,000 and $21,316,000, resulting in a pre-tax return on revenues of 14% and 13%, respectively. For the fiscal quarter and fiscal nine months ended December 30, 1994, income before income taxes was $6,387,000 and $12,988,000, resulting in a pre-tax return on revenues of 13% and 10%, respectively.





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

             During the fiscal quarter ended December 29, 1995, the Company purchased 106,000 shares of the Company's Common Stock at an average price of $17.25 per share. During the fiscal quarter ended December 29, 1995 the Company utilized 6,800 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Stock Option Plan for employees.

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

                 Exhibit 27   Financial Data Schedule BD  . . . . . . . . . . . . . . . . . . . . . . . . . . .         16

                 (b.)  Reports on Form 8-K:

                 The Company did not file a Report on Form 8-K during the fiscal quarter ended December 29, 1995.






*  Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.


                                      (12)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        McDonald & Company Investments, Inc.
                                        ------------------------------------
                                                  (Registrant)




Date:  February 1, 1996                By:  /s/ William B. Summers, Jr.
     -----------------------               ------------------------------
                                           William B. Summers, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:  February 1, 1996                By:   /s/Robert T. Clutterbuck
     -----------------------               ------------------------------
                                           Robert T. Clutterbuck
                                           Treasurer
                                           (Principal Financial Officer)





                                      (13)

                     McDonald & Company Investments, Inc.

      Report on FORM 10-Q for the Fiscal Quarter ended December 29, 1995


                                EXHIBIT INDEX
                                -------------

Exhibit No.      Description                                    Sequential Page

   11            Statement Re:  Computation of
                    Per Share Earnings . . . . . . . . . . . . .      15

   27            Financial Data Schedule BD  . . . . . . . . . .      16





*  Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.


                                      (14)