Form 10-K405
period 1996-03-29
MCDONALD & CO INVESTMENTS INC
filed 1996-06-25
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(MARK ONE)
/ X /   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ----    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 29, 1996

                                       OR

/   /   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE
- ----    SECURITIES  EXCHANGE  ACT OF 1934  [NO FEE REQUIRED]

For the transition period from                   to
                              ------------------    -----------------

                        Commission file number 1-8526


                      McDONALD & COMPANY INVESTMENTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                    34-1391950
- ----------------------------------------     ----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

800 Superior Avenue, Cleveland, Ohio                  44114
- ----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (216) 443-2300
                                                   --------------

Securities Registered Pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
   Title of each class                                 which registered
   -------------------                              ------------------------

Common Stock, par value $1.00 per share             New York Stock Exchange
Series A Junior Preferred Stock Purchase Rights     New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----    ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes X    No
                                 ----    ----

        As of June 10, 1996 8,953,462 shares of Common Stock, par value $1.00 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on June 10, 1996, which was $19.25 per share) was $142,366,051. For purposes of this information, the outstanding shares of Common Stock which were owned by all Directors and executive officers of the Registrant, were deemed to be the shares of Common Stock held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE


        Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on August 7, 1996 are incorporated by reference into Part III of this Report.

        Except as otherwise stated, the information contained in this Report on Form 10-K is as of March 29, 1996.

                                     PART I
                                     ------


ITEM 1.  BUSINESS.

(a)  GENERAL DEVELOPMENT OF BUSINESS

        McDonald & Company Investments, Inc. is a holding company which was incorporated under the laws of the State of Delaware on May 20, 1983. As used in this Report, the "Company" refers, unless the context requires otherwise, to McDonald & Company Investments, Inc. and its subsidiaries. McDonald & Company Investments, Inc. conducts substantially all of its business through its principal subsidiary, McDonald & Company Securities, Inc. ("McDonald Securities"), which operates a regional investment banking, investment advisory and brokerage business. The Company also provides personal trust services through its wholly-owned subsidiary, McDonald Trust Company.

        Effective October 4, 1991, the Company entered into an agreement of Merger with Gradison & Company Incorporated, ("Gradison"). Gradison operated as a full-service regional brokerage and investment advisory firm headquartered in Cincinnati, Ohio with a primary market of southwestern Ohio and northern Kentucky. Subsequent to the merger, Gradison operates as a division of McDonald Securities. The merger allowed the Company to increase the size of its retail sales force and its customer base and gave the Company a strong presence in southwestern Ohio. Gradison also added significant asset management capabilities to the Company.

        The Company's executive offices are located at McDonald Investment Center, 800 Superior Avenue, Cleveland, Ohio 44114-2603 and its telephone number is (216) 443-2300. The Company has 22 other offices in Ohio (including the Gradison Division in Cincinnati, Ohio and the S. J. Wolfe Division in Dayton, Ohio) and 19 additional offices in 11 other states.


(b)  INDUSTRY SEGMENT DATA

        The Company is engaged in one line of business, that of a securities broker-dealer, which is comprised of several classes of products or services including underwriting and investment banking, principal and agency transactions, and investment advisory services.

(c)  NARRATIVE DESCRIPTION OF BUSINESS


GENERAL
- -------

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

        The Company serves institutional customers which are located throughout the United States and in Canada, Europe, and the Far East. The Company's retail (individual) customers are primarily located in the tri-state region of Ohio, Michigan and Indiana. For the fiscal year ended March 29, 1996, approximately 54% of total revenues were derived from retail customers, 23% from institutional customers, 15% from non-customer related principal transactions, investment banking fees and other activities and 8% from interest and dividend income.

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

        The Company has a total of 42 offices in 12 states, all of which offices are leased. The Company has approximately 1,200 employees, of whom 374 are full-time investment brokers.

REVENUES BY SOURCE
- ------------------

        The following table sets forth the revenues of the Company on a comparative basis for the three most recent fiscal years.


                                                           McDonald & Company Investments, Inc.
                                             ---------------------------------------------------------------
                                                                     Fiscal Year Ended
                                             ---------------------------------------------------------------
                                                March 29, 1996          March 31, 1995       March 25, 1994
                                             -----------------        -----------------    -----------------
(Dollar amounts in thousands)
                                               Amount         %        Amount          %       Amount     %
                                               ------        --        ------         --      -------    --
Underwriting and
  investment banking:
    Corporate                                $ 45,672        20%    $  30,045         17%    $ 50,791    25%
    Municipal                                   5,826         3         7,906          4       10,981     5
    Direct participation
     investments                                4,161         2         4,000          2        2,236     1
                                             --------       ---     ---------        ---     --------   ---
                                               55,659        25        41,951         23       64,008    31
Principal transactions:
  Unlisted stocks                              21,457         9        16,340          9       17,920     9
  Corporate bonds
   and preferred stocks                        10,914         5        11,073          7       11,656     6
  Mortgage-backed
   securities                                   6,180         3         5,479          3        8,431     4
  Government bonds                              6,470         3         5,768          3        9,091     4
  Government bond arbitrage                        --                     (17)                 (3,718)   (2)
  Municipal bonds                               9,001         4         7,346          4        7,831     4
  Other                                            79         1          (106)        (1)         558     1
                                             --------       ---     ---------        ---     --------   ---
                                               54,101        25        45,883         25       51,769    26
Commissions:
  Listed stocks                                33,860        15        26,388         15       27,903    14
  Mutual funds and money
    market funds                               19,588         8        13,914          8       15,449     7
  Unlisted stocks                               8,411         4         4,867          2        5,245     2
  Annuities                                     3,510         2         3,963          2        3,718     2
  Options                                       1,129         1           922          1          990     1
                                             --------       ---     ---------        ---     --------   ---
                                               66,498        30        50,054         29       53,305    26

Investment management fees:
  Mutual funds and
    money market funds                          9,509         4         9,026          5        8,782     4
  Investment advisory fees                     10,333         5         6,935          4        5,760     3
                                             --------       ---     ---------        ---     --------   ---
                                               19,842         9        15,961          9       14,542     7

Interest and dividends                         17,170         8        19,197         11       15,330     7

Other                                           7,351         3         4,680          3        5,726     3
                                             --------       ---     ---------        ---     --------   ---

     Total revenues                          $220,621       100%    $ 177,726        100%    $204,680   100%
                                             ========       ===     =========        ===     ========   ====

UNDERWRITING AND INVESTMENT BANKING
- -----------------------------------

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

        McDonald Securities also markets investments in real estate, including qualified low-income housing tax credit funds, and similar ventures. These investments generally are in the form of limited partnership interests, although McDonald Securities also offers interests in direct participation programs and similar investment vehicles. In most cases McDonald Securities originates such programs, and in certain cases other subsidiaries of the Company may act as a general partner.

PRINCIPAL TRANSACTIONS
- ----------------------

        McDonald Securities actively engages in trading as principal in various phases of the over-the-counter securities business. To facilitate trading by its customers, McDonald Securities buys, sells and maintains inventories of municipal bonds, corporate bonds, government bonds, mortgage-backed securities, common stocks and preferred stocks in order to "make markets" in those securities. Revenues from principal transactions depend upon the general trend of prices and level of activity in the securities market, the skill of employees in market-making areas and the size of the inventories. Activities in trading as a principal require the commitment of capital and create an opportunity for profit and risk of loss due to market fluctuations. As of March 29, 1996, McDonald Securities made markets in the common stock or other equity securities of approximately 300 NASDAQ-quoted corporations, as well as other corporations with less actively traded securities. McDonald Securities has acted as a managing underwriter for and provides research coverage of certain of these corporations.

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

        McDonald Securities is a dealer in corporate mortgage-backed and government fixed income securities which are carried in inventory primarily for distribution to individual and institutional customers. McDonald Securities buys, sells and positions mortgage-derivative securities and structured notes. Holdings of high-yield securities are not material. McDonald Securities may enter into short positions in United States Treasury securities in order to hedge its interest rate risk related to fixed income securities.

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


COMMISSIONS
- -----------

             In executing customers' orders to buy or sell listed securities and unlisted stocks and bonds in which it does not make a market, McDonald Securities generally acts as an agent and charges a commission which is competitive within the industry.


INVESTMENT MANAGEMENT FEES
- --------------------------

             Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment advisory fees earned related to individual managed accounts.

- ----------------------------------

        As of March 29, 1996, McDonald Securities is the investment advisor to and the distributor of the following mutual funds: Gradison-McDonald U.S. Government Reserves ("GMU", a money market fund investing in U.S. Government Securities), Gradison-McDonald Government Income Fund ("GIF", a U.S. Government Securities income fund), Gradison-McDonald Municipal Custodian Trust, which is composed of two portfolios, Gradison-McDonald Ohio Tax-Free Income Fund ("GMO", a double tax-free income fund for Ohio investors), and Gradison-McDonald Intermediate Municipal Income Fund ("IMI", an intermediate term municipal income fund), Gradison Growth Trust, which is composed of four portfolios, Gradison-McDonald Established Value Fund ("EST", a common stock fund investing in large, established companies), Gradison-McDonald Opportunity Value Fund ("OPP", a common stock fund investing in small companies), Gradison McDonald Growth & Income Fund ("GRI", a common stock fund seeking long-term growth of capital, current income and growth of income) and Gradison-McDonald International Fund ("INT", a common stock fund investing in non-United States companies). INT was established during the fiscal year ended March 29, 1996. All of these funds are diversified, open-end management investment companies.

        The following summarizes the number of accounts and the size of each of the Funds as of March 29, 1996 and March 31, 1995:

                                                           March 29, 1996                  March 31, 1995
                                                      ---------------------           -----------------------
Funds                                                  Accounts        $                Accounts          $
- -----                                                 ---------      ------           ----------        -----
                                                                    (in thousands)                     (in thousands)
Gradison-McDonald U.S. Government
  Reserves                                             85,080      1,414,256           79,496       1,069,178

Gradison-McDonald Municipal Custodian Trust:
  Ohio Tax-Free Income Fund                             1,578         72,100            1,739          71,352
  Intermediate Municipal Income Fund                      272         13,594              296          14,091

Gradison Growth Trust:
  Established Value Fund                               13,859        363,005           13,182         274,218
  Opportunity Value Fund                                6,151         99,636            6,301          83,176
  Growth & Income Fund                                    876         11,591              148             692
  International Fund                                    1,196         14,067

Gradison-McDonald Government
  Income Fund                                           5,337        180,652            5,926         184,219
                                                      -------      ---------          -------       ---------

Total                                                 114,349      2,168,901          107,088       1,696,926
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

     Under asset management programs, the Company provides investment advisory services to individual, corporate and employee benefit plan clients. Investment advisory fees for the fiscal year ended March 29, 1996 from individual managed accounts represented approximately 52% of total revenues from investment management fees.

INTEREST AND DIVIDENDS
- ----------------------

     Approximately 38% of the Company's interest and dividend income is generated from securities owned. Approximately 55% of interest and dividend income represents interest charged to customers on the amount borrowed to finance margin transactions. The rate of interest charged to customers is based on the broker's call money rate (the interest rate on bank loans to brokers secured by firm and customers' margin account securities) to which an additional amount, up to 2.5%, is added depending on the size of the debit balance. The amount of interest and dividend income is directly impacted by the level of securities owned and customer margin account balances, and by general fluctuations in interest rates.


OTHER
- -----

     During the fiscal year ended March 29, 1996, approximately 27% of other income represents service fees, IRA administration fees, and other retail-related revenues compared to 37% and 30%, respectively, for the fiscal years ended in March 1995 and 1994. Approximately 36% of other income represents transfer agent fees and other fees derived from the Company's money market and mutual funds compared to 49% and 29%, respectively, for the fiscal 1995 and 1994 years. For the fiscal year ended March 29, 1996, 24% of other income represented revenues related to certain venture capital investments, compared to 2% in fiscal 1995 and 33% in fiscal 1994. The Company periodically invests in venture capital and other investments in the form of limited partnerships, general partnerships and equity positions. Miscellaneous income represented 13%, 12% and 8% of other income, respectively, in the fiscal years ended March 1996, 1995 and 1994.


RETAIL BUSINESS
- ---------------

     During the fiscal year ended March 29, 1996, approximately 70% of the Company's total revenues from customers were from individuals. During the fiscal year ended March 29, 1996, approximately 29% of the revenues from individual accounts were derived from agency transactions in listed and unlisted securities. Individual commission rates on agency transactions are based upon a schedule which is competitive within the securities industry. Discounts from the schedule may be granted to retail customers on large trades.

     Approximately 27% of revenues from individual customers were derived from propriety and nonpropriety mutual funds. These revenues include sales charges, fees received from the funds under Section 12(b)(1), and advisory fees and other fee income related to the propriety mutual funds. Approximately 22% of retail-related revenues are derived from principal transactions in equity and debt securities. The remaining 22% of retail-related revenues include revenues from the sale of investment banking products and revenues from the sale of annuities, life insurance and other products.


INSTITUTIONAL BUSINESS
- ----------------------

     During the fiscal year ended March 29, 1996, approximately 30% of the Company's total revenues from customers were from institutions. Institutional customers include banks, insurance companies, thrift institutions, pension funds, mutual funds and money managers. During the fiscal year ended March 29, 1996, approximately 56% of the revenues from institutional accounts were derived from principal transactions, 16% from agency transactions, and 28% from investment banking. Commissions charged on agency transactions on behalf of institutional customers are on a negotiated basis and represent a significant discount from the Company's retail commission schedule.

MARGIN ACCOUNTS
- ---------------

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


RESEARCH SERVICES
- -----------------

     McDonald Securities maintains a research staff which concentrates its efforts on regional equity research and services both retail and institutional customers. McDonald Securities employs 22 analysts who cover approximately 250 companies, a majority of which maintain their headquarters in the Midwest. Nine of the 22 analysts are Chartered Financial Analysts.

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


COMPETITIVE FACTORS
- -------------------

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

COMPETITIVE FACTORS (cont.)
- ---------------------------

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


EMPLOYEES
- ---------

     The Company has 1,189 employees, of whom 19 have senior managerial responsibilities, 374 are full-time investment brokers, 222 are engaged in other production areas, including trading, research, investment banking, and investment advisory, and 574 are employed in processing securities transactions, accounting, management information systems, mutual fund services, personnel and other administrative services.

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


REGULATION
- ----------

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

- ------------------

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

     McDonald Securities is required by federal law to belong to the SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments to restore the fund. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.


NET CAPITAL REQUIREMENTS
- ------------------------

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

- --------------------------------

     In computing net capital, various adjustments are made to net worth with a view to excluding assets which are not readily convertible into cash and to a conservative statement of the other assets such as a firm's position in securities. Compliance with the Uniform Net Capital Rule may limit those operations of a firm which require the use of its capital for purposes of maintaining the inventory required for trading in securities, underwriting securities and financing customer margin account balances. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of a broker-dealer to expand or even maintain its present level of business. Net capital and aggregate debit balances change from day to day. At March 29, 1996, McDonald Securities' net capital was $79,020,000 which was 35% of its aggregate debit balances and $74,553,000 in excess of the minimum required net capital.

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


(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

             Not Applicable.

ITEM 2.  PROPERTIES.


     The Company has a total of 42 offices in 12 states, all of which are leased under lease agreements expiring from 1996 to 2009. Certain of these leases have renewal options. The table below sets forth the location of each of the Company's offices and the number of full-time investment brokers in each office:

   HEADQUARTERS                                Mansfield (4)                   KENTUCKY
   ------------                                Pepper Pike (22)                   Crestview Hills (4)
        Cleveland (59)                         Rocky River (17)
                                               Sandusky (2)                    MASSACHUSETTS
   DIVISIONS                                   Strongsville (7)                   Boston (4)
   ---------                                   Toledo (3)
   Gradison Division                           Willoughby Hills (10)           MICHIGAN
      Cincinnati, Ohio                         Youngstown (4)                     Ann Arbor (7)
   S. J. Wolfe Division                                                           Battle Creek (3)
      Dayton, Ohio                          CALIFORNIA                            Birmingham (15)
                                               Los Angeles (6)                    East Lansing (4)
   BRANCHES                                                                       Grand Rapids (18)
   --------                                 FLORIDA                               Grosse Pointe Woods (4)
        OHIO                                   Naples (7)
            Akron (11)                                                         NEW JERSEY
            Canfield (2)                    GEORGIA                               Jersey City (16)
            Canton (6)                         Atlanta (4)
            Chillicothe (1)                                                    SOUTH CAROLINA
            Cincinnati (48)                 ILLINOIS                              Hilton Head Island (1)
            Columbus (6)                       Chicago (5)
            Dayton (11)                                                        TEXAS
            Dublin (4)                      INDIANA                               Dallas (5)
            Elyria (7)                         Elkhart (6)
            Findlay (5)                        Fort Wayne (4)
            Hudson (4)                         Indianapolis (7)
            Kenwood (10)                       Indianapolis North (5)
            Lancaster (3)
            Lima (3)

         The Company's executive office and largest sales office is located in Cleveland, Ohio. The Company's order entry, trading, investment banking, research, operations and accounting activities are primarily centralized in the Cleveland office. The office, which occupies approximately 140,000 square feet of space, is operated under a lease expiring in 2009. The Gradison Division of McDonald Securities is located in Cincinnati, Ohio. The Gradison Division office, which occupies approximately 48,000 square feet of space, is operating under a lease expiring in 2008. Personnel at the Gradison Division are primarily involved in the mutual fund and investment advisory operations, retail sales, management, and also certain accounting and administrative functions. The S. J. Wolfe Division was opened in December, 1990 when the Company acquired certain assets and the business of S. J. Wolfe & Co., a stock brokerage firm. The S. J. Wolfe Division has an over-the-counter trading operation.

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

         McDonald Securities, is a defendant in STEPHANIE TUBBS JONES ET. AL.
V. MCDONALD & CO. SECURITIES, INC., ET. AL., ("the Jones litigation") a lawsuit currently pending in Cuyahoga County Common Pleas Court. The action arose out of losses allegedly incurred by Cuyahoga County's Secured Assets Fund Earnings Program ("SAFE"). McDonald Securities and six other defendants have been named in the lawsuit. The complaint alleges that, in breach of various legal duties allegedly owed to the plaintiff, McDonald Securities and/or the other defendants enabled, facilitated and/or assisted the County's investment staff to engage in unsuitable and inappropriate investment and trading activities and practices. The complaint contains allegations of fraud and negligent misrepresentation against McDonald Securities and another defendant arising out of their respective roles as underwriters of two issuances of tax and current revenue anticipation notes ("TANS/CRANS") during 1993 and 1994. The plaintiff seeks to hold each of the defendants liable for an unspecified amount of compensatory and consequential damages. In addition, the plaintiff seeks to hold McDonald Securities and the other defendant that participated as an underwriter of the TANS/CRANS offerings liable for an unspecified amount of compensatory, consequential and punitive damages. In February 1996, the Ohio Supreme Court disqualified all Cuyahoga County Common Pleas judges from hearing the Jones litigation and appointed an out-of-county judge to hear the case.
In June 1996, the court denied motions to dismiss the plaintiff's claims filed by McDonald Securities and various other defendants. Only limited discovery has been made to date and no trial date has been set. Based on the facts known to date, the Company believes that the plaintiff's claims against McDonald Securities are without merit, and intends to contest vigorously the allegations in the complaint.

         On February 29, 1996, McDonald Securities entered a plea of no contest in the Common Pleas Court of Franklin County, Ohio, with respect to a fourth degree misdemeanor charge arising out of its failure to report certain honorarium payments made to state legislators in a timely fashion. Under Ohio criminal procedure a plea of no contest is not an admission of guilt, but is considered only to be an admission of the truth of the facts alleged in the indictment. McDonald Securities was found to have violated Section 101.41(C) of the Ohio Revised Code by failing to accurately report expenditures (i.e., payments of honoraria for speaking at meetings sponsored by McDonald Securities) by McDonald Securities to state legislators during the period of May through August 1993, and was fined $2,000. Payment of honoraria to state legislators for speaking engagements was permissible under Ohio law at all relevant times. No person associated with the Company was charged with any wrong-doing.

         On February 29, 1996, McDonald Securities filed an application with the Securities and Exchange Commission pursuant to Section 9(c) of the Investment Company Act of 1940 (the "Investment Company Act") for a Temporary Order and a Permanent Order exempting it from the provisions of Section 9(a)(1) of the Investment Company Act. That section prohibits, among other things, any person convicted of a misdemeanor arising out of such person's conduct as a broker-dealer from serving as an investment advisor to, or principal underwriter for, any registered investment company. McDonald Securities has been granted temporary exemptions by the SEC, and its application for a Permanent Order exempting it from Section 9(a)(1) is currently pending. Based upon its discussions with the staff of the SEC and the treatment of similarly situated persons in prior proceedings, McDonald Securities has no reason to believe that its application for a permanent exemption will not be granted.

         In view of the number and diversity of claims against the Company and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position, liquidity, or results of operations of the Company.


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


             NAME            AGE                PRINCIPAL OCCUPATION
             ----            ---      -------------------------------------
Thomas M. O'Donnell          60      Chairman of the Company  since April 1, 1989;  Director of the Company since June 7, 1983;  Chairman of McDonald Securities from April 1,
                                     1989 to August 1, 1995;  Chief Executive Officer of the Company from
                                     April 1, 1989 to January 1, 1994;  President of the Company and
                                     McDonald Securities from July 23, 1984 to April 1, 1989;  Secretary of the Company from June 7, 1983 to July 23, 1984;  Managing Director
                                     (Corporate Finance and Special Products) and Secretary of McDonald
                                     Securities from June 7, 1983 to July 23, 1984;  Partner from 1968 to
                                     1990 and Managing Partner from 1989 to 1990.

William B. Summers, Jr.      46      Director of the Company since June 7, 1983;  Chief Executive Officer of the Company and McDonald Securities since January 1, 1994;
                                     President of the Company since April 1, 1989;  Chairman of McDonald
                                     Securities since August 2, 1995;  President of McDonald Securities from April 1, 1989 to August 1, 1995;  Executive Vice President of the
                                     Company and McDonald Securities from November 1, 1988 to April 1,
                                     1989;  Managing Director (Fixed Income Institutional Sales) of
                                     McDonald Securities from June 7, 1983 to November 1, 1988;  Partner from 1975 to 1990.

Robert T. Clutterbuck        45      President and Chief Operating Officer of McDonald Securities since
                                     August 2, 1995;  Treasurer of the Company since January 1, 1994;  Chief
                                     Financial Officer of McDonald Securities from January 1, 1994 to June
                                     14, 1996;  Executive Managing Director of McDonald Securities from
                                     January 1, 1994 to August 1, 1995;  Senior Managing Director
                                     (Municipal Bond Trading and Underwriting) from June 1, 1992 to
                                     December 31, 1993;  Managing Director from May 1, 1987 to May 31,
                                     1992;  Senior Vice President from May 1, 1984 to April 30, 1987;  First
                                     Vice President from June 7, 1983 to April 30, 1984;  Partner from 1978 to 1990.

Daniel F. Austin             44      Vice Chairman of McDonald Securities since August 2, 1995;  Senior
                                     Managing Director (Corporate and Public Finance) of McDonald
                                     Securities from June 1, 1992 to August 1, 1995;  Managing Director from January 4, 1991 to May 31, 1992;  Senior Vice President from May
                                     1, 1986 to January 3, 1991;  First Vice President from May 1, 1985 to
                                     April 30, 1986.

Jack N. Aydin                55      Managing Director (Resident Manager - Jersey City, New Jersey) of
                                     McDonald Securities since May 1, 1988;  Senior Vice President from May
                                     1, 1986 to April 30, 1988;  First Vice President from June 7, 1983 to
                                     April 30, 1986; Partner from 1977 to 1990.

             NAME                   AGE                PRINCIPAL OCCUPATION
             ----                   ---      -------------------------------------
Eugene H. Bosart III                53      Senior  Managing  Director  (Regional  Sales  Manager  -  Michigan)  of
                                            McDonald  Securities  since June 15, 1996;  Managing  Director from May
                                            1, 1987 to June 14, 1996;  Senior Vice  President  from June 7, 1983 to
                                            April 30, 1987; Partner from 1972 to 1990.

Thomas G. Clevidence                46      Senior  Managing  Director  (Human  Resources  and  Community  Affairs)
                                            since  June  15,  1996.   Managing   Director   (Human   Resources  and
                                            Community  Affairs)  from  January 2, 1996 to June 14,  1996;  Managing
                                            Director  (Human  Resources)  from July 1, 1992 to June 14, 1996;  Vice
                                            President  -  Corporate  Employment,   Society   Corporation/Ameritrust
                                            Corporation,  from  October  1989 to June  30,  1992;  Senior  Manager,
                                            Ernst & Young, from 1982 to October 1989.

Dennis J. Donnelly                  46      Senior  Managing  Director  (Operations)  since June 1, 1992;  Managing
                                            Director from May 1, 1987 to May 31, 1992;  Senior Vice  President from
                                            May 1, 1984 to April 30, 1987;  First Vice  President from June 7, 1983 to April 30, 1984; Partner from 1980 to 1990.

David W. Ellis, III                 40      Managing  Director   (Gradison-McDonald   Asset  Management)   Gradison
                                            Division,  since  June  15,  1996;  Senior  Vice  President,   Gradison
                                            Division,  from October 4, 1991 to June 14, 1996;  Director of Gradison
                                            & Company  Incorporated  from  January  1,  1987 to  October  3,  1991;
                                            Senior Vice President,  Gradison & Company  Incorporated from September
                                            1, 1988 to October 3, 1991;  Vice  President  from September 1, 1980 to
                                            August 31, 1988.

Patricia J. Jamieson                41      Managing  Director  (Financial   Administration)  and  Chief  Financial
                                            Officer of McDonald  Securties  since June 15, 1996.  Chief  Accounting
                                            Officer of McDonald  Securities  from August 2, 1995 to June 14,  1996;
                                            Senior Vice  President  since June 1, 1991;  First Vice  President from
                                            May 1, 1985 to May 31,  1991;  Vice  President  from August 15, 1984 to
                                            April 30,  1985;  Associate  Vice  President  from  October  3, 1983 to
                                            August 14, 1984.

David W. Knall                      51      Senior Managing  Director  (Resident  Manager - Indianapolis,  Indiana)
                                            of McDonald  Securities  since June 15, 1996;  Managing  Director  from
                                            June 7, 1983 to June 14, 1996; Partner from 1973 to 1990.

Thomas M. McDonald                  49      Managing Director  (Private Client Group) of McDonald  Securities since
                                            June 1, 1993;  Senior Vice  President  from  September  27, 1991 to May
                                            31, 1993;  Senior Vice President of Prescott Ball & Turben,  a division of Kemper  Securities  Group,  Inc. from February 1988 to September 26,
                                            1991.

Lawrence T. Oakar                   61      Managing  Director  (Retail  Sales) of McDonald  Securities  since June
                                            15,  1996;  Senior Vice  President  from May 1, 1986 to June 14,  1996;
                                            First Vice  President  from July 20,  1983 to April 30,  1986;  Partner from 1979 to 1990.

             NAME                   AGE               PRINCIPAL OCCUPATION
             ----                   ---      -------------------------------------
John F. O'Brien                     59      Senior   Managing   Director   (Private   Client   Group)  of  McDonald
                                            Securities  since June 1, 1992;  Managing  Director  from June 17, 1983 to May 31, 1992; Partner from 1971 to 1990.

James C. Redinger                   59      Senior Managing  Director (Equity  Institutional  Sales and Trading) of
                                            McDonald  Securities since June 1, 1992;  Managing Director from May 1,
                                            1987 to May 31, 1992;  Senior Vice  President from May 1, 1984 to April
                                            30,  1987;  First Vice  President  from June 7, 1983 to April 30, 1984;
                                            Partner from 1980 to 1990.

David D. Sutcliffe                  35      Managing  Director  (Fixed Income Sales) of McDonald  Securities  since
                                            June 15,  1996;  Senior  Vice  President  from May 1,  1989 to June 14,
                                            1996;  First Vice  President  from May 1, 1987 to April 30, 1989;  Vice
                                            President from 1984 to April 30, 1987.

Francis S. Tobias                   47      Senior  Managing  Director (Fixed Income Sales and Trading) of McDonald
                                            Securities  since June 15,  1996;  Managing  Director  from  January 1,
                                            1994 to June 14, 1996;  Senior  Managing  Director from June 1, 1992 to
                                            January 1, 1994;  Managing  Director from July 1, 1990 to May 31, 1992;
                                            Manager of Fixed Income Sales and Trading,  Prescott  Ball & Turben,  a
                                            division of Kemper Securities Group, Inc. from 1985 to June 30, 1990.

Bradley E. Turner                   37      Senior  Managing  Director   (Gradison-McDonald  Asset  Management)  of
                                            McDonald   Securities   since   June  15,   1996;   Managing   Director
                                            (Gradison-McDonald  Asset Management) of McDonald  Securities from June
                                            1, 1995 to June 14, 1996; Senior Vice President  (Portfolio  Strategies
                                            Group)  from  June 1,  1992  to May  31,  1995;  First  Vice  President
                                            (Portfolio  Strategies  Group) from June 1, 1990 to May 31, 1992;  Vice
                                            President  from May 1, 1988 to May 31, 1990;  Associate  Vice President from May 1, 1986 to April 30, 1988.

Donald E. Weston                    61      Director  of the  Company  since  October 4, 1991;  Chairman  and Chief
                                            Executive  Officer of the  Gradison  Division  of  McDonald  Securities
                                            since  October  4,  1991;  Chairman  of the Board  and Chief  Executive
                                            Officer  of  Gradison  & Company  Incorporated  from  January,  1982 to
                                            October  4,  1991;   Trustee   and   Chairman   of  the  Board  of  the
                                            Gradison-McDonald  U.S.  Government  Trust Since January,  1982; of the
                                            Gradison  Growth Trust since  August,  1983,  of the  Gradison-McDonald
                                            Government   Income   Fund   since   September,   1987   and   of   the
                                            Gradison-McDonald Municipal Custodian Trust since September, 1992.

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


ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE.

         None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding Directors appearing under the caption of "Election of Directors" in the registrant's definitive Proxy Statement to be used in connection with Annual Meeting of Stockholders to be held on August 7, 1996 (the "1996 Proxy Statement") is incorporated herein by reference. Information regarding executive officers of the Registrant is set forth in Part I of this Form 10-K Annual Report.


ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to "Executive Compensation" in the 1996 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to "Stock Ownership of Principal Holders and Management" in the 1996 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference to "Certain Transactions" in the 1996 Proxy Statement.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  DOCUMENT LIST

1.  Financial Statements

             The following financial statements and other information are filed as part of this Form 10-K Annual Report herein at Exhibit 99(d).

McDonald & Company Investments, Inc. and Subsidiaries:
- -----------------------------------------------------

             (i) Consolidated Statements of Income--fiscal years ended March 29, 1996, March 31, 1995 and March 25, 1994

             (ii) Consolidated Statements of Financial Condition--March 29, 1996 and March 31, 1995

             (iii) Consolidated Statements of Changes in Stockholders' Equity-- fiscal years ended March 29, 1996, March 31, 1995 and March 25, 1994

             (iv) Consolidated Statements of Cash Flows--fiscal years ended March 29, 1996, March 31, 1995 and March 25, 1994

             (v)       Notes to Consolidated Financial Statements--March 29,
                       1996

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

3.  Exhibits Required by Securities and Exchange Commission
    Regulation S-K

(a)  The following exhibits are filed as part of this Report:

        Exhibit                                                                                   Sequential Page
        -------                                                                                   ---------------
         10(o)         Documents reflecting line of credit with Star Bank ($10,000,000) ..................  27
         11            Statement Re: Computation of Per Share Earnings ...................................  74
         21            Subsidiaries of the Registrant.....................................................  75
         23            Consent of Independent Auditors....................................................  77
         27            Financial Data Schedule BD
         99(a)         Supplementary Financial Data - Quarterly Data
                         (Unaudited)......................................................................  78
         99(b)         Selected Financial Data............................................................  79
         99(c)         Management's Discussion and Analysis of Results of
                         Operations and Financial Condition...............................................  80
         99(d)         Consolidated Financial Statements of the Company and Independent Auditors'
                         Report thereon listed under Item 14(a)(1)........................................  90

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

         10(a): Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Company's Form S-8 Registration Statement (Reg. No.33-11335), which became effective on February 2, 1987)*

         10(b): 1990 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement (Reg. No. 33-37603), which became effective on November 5,
         1990)*

         10(c): Documents reflecting lines of credit with First National Bank of Chicago ($25,000,000), and the Bank of Tokyo ($45,000,000)
         (incorporated by reference to Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 27, 1992)

         10(d): Documents reflecting line of credit with The Northern Trust Company ($10,000,000) (incorporated by reference to Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 29, 1991)

         10(e): Documents reflecting lines of credit with Bankers Trust Company ($50,000,000), and Huntington National Bank ($25,000,000)
         (incorporated by reference to Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended March 26, 1993)

         10(f): Documents reflecting lines of credit with National City Bank ($25,000,000) and Star Bank ($20,000,000) (incorporated by reference to Exhibit 10(m) to the Company's Form 10-Q for the fiscal quarter ended September 24, 1993)

         10(g): 1993 Restricted Stock Bonus Plan (incorporated herein by reference to the Company's Definitive Proxy Statement for its Annual Meeting held on July 27, 1993)*

         10(h): Form of Note Purchase Agreement between McDonald & Company Securities, Inc. and the Purchasers listed therein, dated as of January 15, 1993, relating to $25,000,000 principal amount of 8.24% Subordinated Notes (incorporated by reference to Exhibit 10 of the Company's Form 8-K filed with the Securities and Exchange Commission on February 5, 1993)

         10(i): McDonald & Company Securities, Inc. Retirement Savings Trust and Plan (incorporated by reference to Exhibit 10(n) to the Company's Form 10-Q for the fiscal quarter ended September 24, 1993)*

         10(j): Documents reflecting lines of credit with Bank of New York ($90,000,000) (Incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for the fiscal year ended March 25, 1994)

         10(k): Lease Agreement dated July 21, 1994 for the Company's executive offices, which became effective April 1, 1994 (incorporated by reference to Exhibit 10(k) to the Company's Form 10-K for the fiscal year ended March 31, 1995)

         10(l): 1995 Stock Bonus Plan (incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting held on August 2, 1995)*

         10(m): 1995 Key Employees Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting held on August 2, 1995)*

         10(n): 1995 Stock Option Plan for Non-Officer Directors (incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting to be held on August 7, 1996)*



* Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K

ITEM 14(b).  REPORTS ON FORM 8-K.


         The Company did not file a current Report on Form 8-K during the fiscal quarter ended March 29, 1996.


OTHER
- -----

         On February 9, 1995, the Company announced the continuation of an open market repurchase program originally instituted in July 1987. The current program allows the Company to purchase up to 1,000,000 shares of its Common Stock at an aggregate price not to exceed $15,000,000. Treasury shares may be used to satisfy options exercised under the Company's stock option plans and shares awarded under the Company's 1995 Stock Bonus Plan.

         During the fiscal year ended March 29, 1996 the Company purchased 249,854 shares of the Company's Common Stock at an average price of $16.794 per share. During the fiscal year ended March 29, 1996, the Company utilized 39,894 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Company's stock option plans.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio on this 20th day of June, 1996.

                                McDONALD AND COMPANY INVESTMENTS, INC.

                                By:  /s/ William B. Summers, Jr.
                                     --------------------------------------
                                     William B. Summers, Jr., President and
                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 20, 1996.

Signature                                    Title:
- ---------                                    ------
/s/ William B. Summers, Jr.                  President and Director
- -------------------------------              (Principal Executive Officer)
William B. Summers, Jr.


/s/ Robert T. Clutterbuck                    Treasurer (Principal Financial
- -------------------------------              and Accounting Officer)
Robert T. Clutterbuck


/s/ Thomas M. O'Donnell                      Chairman and Director
- -------------------------------
Thomas M. O'Donnell


/s/ Rena J. Blumberg                         Director
- -------------------------------
Rena J. Blumberg


/s/ Jeanette Grasselli Brown                 Director
- -------------------------------
Jeanette Grasselli Brown


/s/ Willard E. Carmel                        Director
- -------------------------------
Willard E. Carmel


- -------------------------------              Director
Edward Fruchtenbaum


/s/ James A. Karman                          Director
- -------------------------------
James A. Karman


/s/ Frederick R. Nance                       Director
- -------------------------------
Frederick R. Nance


/s/ Donald E. Weston                         Director
- -----------------------------
Donald E. Weston

                                     - 25 -

                      McDonald & Company Investments, Inc.

          Report on FORM 10-K for the Fiscal Year ended March 29, 1996

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                Description                                                             Sequential Page
- -------------              -------------                                                           ---------------
      10(o)                Documents reflecting line of credit with Star Bank ($10,000,000).........   27

      11                   Statement Re: Computation of
                           Per Share Earnings.......................................................   74

      21                   Subsidiaries of the Registrant...........................................   75

      23                   Consent of Independent
                             Auditors...............................................................   77

      27                   Financial Data Schedule BD

      99(a)                Supplementary Financial Data
                             Quarterly Data (Unaudited).............................................   78

      99(b)                Selected Financial Data..................................................   79

      99(c)                Management's Discussion and
                             Analysis of Results of Operations
                             and Financial Condition................................................   80

      99(d)                Consolidated Financial Statements of the Company and Independent
                             Auditors' Report thereon listed under Item 14(a)(1)....................   90