Form 10-Q
period 1996-06-28
MCDONALD & CO INVESTMENTS INC
filed 1996-08-08
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

- -----
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934


For the quarterly period ended                   June 28, 1996
                               -------------------------------------------------

                                       OR

- -----
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ------------------------

                     Commission file number       1-8526
                                           --------------------

                      McDonald & Company Investments, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      34-1391950
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


McDonald Investment Center, 800 Superior Avenue, Cleveland, Ohio   44114-2603
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code       (216) 443-2300
                                                  ------------------------------

                                 Not Applicable
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      8,937,473 shares of Common Stock, par value $1.00 per share, were outstanding on August 5, 1996.


                                       (1)

                      McDONALD & COMPANY INVESTMENTS, INC.


                                      INDEX




                                                                                                       Page
                                                                                                       ----

PART I - FINANCIAL INFORMATION
- ------------------------------
Item 1. Financial Statements -
      Consolidated statements of financial condition (unaudited)-
           June 28, 1996 and March 29, 1996.......................................................      3

      Consolidated statements of income (unaudited)-
           Fiscal three months ended June 28, 1996
           and June 30, 1995......................................................................      4

      Consolidated statements of cash flows (unaudited)
           Fiscal three months ended June 28, 1996 and
           June 30, 1995..........................................................................      5

      Notes to consolidated financial statements (unaudited)-
           June 28, 1996..........................................................................      6

Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................................................      8


PART II - OTHER INFORMATION
- ---------------------------

      Item 5.  Other Information..................................................................     12
      Item 6.  Exhibits and Reports on Form 8-K...................................................     12


SIGNATURES........................................................................................     13

EXHIBIT INDEX.....................................................................................     14



                                       (2)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      MCDONALD & COMPANY INVESTMENTS, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                      June 28,           March 29,
                                                                        1996                1996
                                                                      --------           ---------
                                                                             (In thousands)
ASSETS
     Cash and cash equivalents                                       $   5,021           $  12,376
     Receivable from customers                                         174,174             175,973
     Receivable from brokers and dealers                                48,435              59,219
     Securities purchased under agreements
       to resell                                                       121,283              50,052
     Securities owned                                                  144,660             102,202
     Other receivables                                                  32,953              18,368
     Furniture, equipment and leasehold
       improvements, at cost, less accumulated
       depreciation and amortization                                    17,401              15,719
     Other assets                                                       39,327              37,192
                                                                     ---------           ---------
                                                                     $ 583,254           $ 471,101
                                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities
        Short-term borrowings                                        $  88,786           $  77,024
        Payable to customers                                            61,763              71,722
        Payable to brokers and dealers                                   9,922              15,547
        Securities sold under agreements to
          repurchase                                                   102,864              67,135
        Securities sold but not yet purchased                          106,182              29,216
        Accrued compensation                                            21,618              28,665
        Accounts payable, accrued expenses
          and other liabilities                                         28,608              25,969
        Long-term borrowings                                            25,000              25,000
                                                                     ---------           ---------
                                                                     $ 444,743           $ 340,278
                                                                     ---------           ---------

     Stockholders' equity
        Preferred Stock, without par value;
        200,000 shares authorized;
          none issued
        Common Stock, par value $1.00 per
          share; 15,000,000 shares
          authorized; (11,733,288 and 11,620,857
          shares issued, respectively)                                  11,733              11,621
        Additional paid-in capital                                      53,670              51,663
        Retained earnings                                               99,506              93,808
        Less treasury stock, at cost
          (2,683,815 and 2,691,495 shares,                             (26,398)            (26,269)
          respectively)                                              ---------           ---------
                                                                       138,511             130,823
                                                                     ---------           ---------
                                                                     $ 583,254           $ 471,101
                                                                     =========           =========



See Notes to consolidated financial statements (unaudited).

                                       (3)

                      MCDONALD & COMPANY INVESTMENTS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                        Fiscal Three Months Ended
                                                                    ----------------------------------
                                                                    June 28, 1996        June 30, 1995
                                                                      (13 weeks)           (13 weeks)
                                                                    --------------       -------------
(In thousands, except for share and per share amounts)
Revenues:
      Underwriting and investment banking                            $   21,246          $   10,270
      Principal transactions                                             15,237              14,922
      Commissions                                                        19,101              14,774
      Investment management fees                                          5,576               4,549
      Interest and dividends                                              4,658               4,035
      Other                                                               1,514               1,438
                                                                     ----------          ----------
                                                                     $   67,332          $   49,988
                                                                     ----------          ----------
Expenses:
      Employee compensation and benefits                             $   39,960          $   29,446
      Interest                                                            2,200               1,828
      Communications                                                      3,649               3,260
      Occupancy and equipment                                             4,337               3,325
      Promotion and development                                           2,440               1,894
      Floor brokerage and clearance                                         593                 646
      Taxes, other than income taxes                                      1,836               1,741
      Other operating expenses                                            2,259               1,884
                                                                     ----------          ----------
                                                                     $   57,274          $   44,024
                                                                     ----------          ----------

Income before income taxes                                           $   10,058          $    5,964

Provision for income taxes                                                3,600               2,200
                                                                     ----------          ----------

Net income                                                           $    6,458          $    3,764
                                                                     ==========          ==========

Net income per share                                                 $      .71          $      .41
                                                                     ==========          ==========

Dividends per share                                                  $     .085          $      .08
                                                                     ==========          ==========

Average number of shares and share equivalents
  outstanding                                                         9,135,000           9,114,000
                                                                     ==========          ==========


See Notes to consolidated financial statements (unaudited).



                                       (4)

                      MCDONALD & COMPANY INVESTMENTS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Fiscal Three Months Ended
                                                                                       --------------------------------------
                                                                                       June 28, 1996            June 30, 1995
                                                                                       -------------            -------------
                                                                                                   (In thousands)
OPERATING ACTIVITIES:
- ---------------------
Net Income                                                                               $   6,458                $   3,764
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                             1,878                    1,206
   Deferred compensation                                                                       256                      122
   Deferred income taxes                                                                      (358)                     213
   Decrease in receivable from customers                                                     1,799                   25,062
   (Increase) decrease in receivable from brokers and dealers                               10,784                     (792)
   Increase in securities owned                                                            (42,458)                  (6,805)
   Increase in other receivables                                                           (14,585)                  (1,137)
   Decrease in payable to customers                                                         (9,959)                  (2,251)
   Decrease in payable to brokers and dealers                                               (5,625)                 (13,094)
   Increase (decrease) in securities sold but not yet purchased                             76,966                   (2,569)
   Decrease in accrued compensation                                                         (4,852)                  (3,825)
   Increase (decrease) in accounts payable, accrued expenses and other liabilities           2,383                   (2,527)
                                                                                         ---------                ---------

   Net cash provided by operating activities                                             $  22,687                $   2,421
                                                                                         =========                =========


INVESTING ACTIVITIES:
- ---------------------


   Purchase of furniture, equipment and leaseholds                                       $  (3,396)               $    (875)
   Increase in other assets                                                                 (1,941)                    (964)
                                                                                         ---------                ---------
   Net cash used for investing activities                                                $  (5,337)               $  (1,839)
                                                                                         =========                =========

FINANCING ACTIVITIES:
- ---------------------

   (Increase) decrease in securities purchased under agreement to resell                 $ (71,231)               $  20,692
   Increase in short-term borrowings                                                        11,762                    5,281
   Increase (decrease) in securities sold under agreements to repurchase                    35,729                  (22,971)
   Cash dividends                                                                             (760)                    (716)
   Purchase of treasury stock                                                                 (420)                    (444)
   Proceeds from issuance of treasury stock                                                    215                       55
                                                                                         ---------                ---------

   Net cash provided by (used for) financing activities                                  $ (24,705)               $   1,897
                                                                                         ---------                ---------

   Increase (decrease) in cash and cash equivalents                                         (7,355)                   2,479
   Cash and cash equivalents at beginning of period                                         12,376                    2,850
                                                                                         ---------                ---------

   Cash and cash equivalents at end of period                                            $   5,021                $   5,329
                                                                                         =========                =========



See Notes to consolidated financial statements (unaudited).

                                       (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
June 28, 1996


NOTE A - BASIS OF PRESENTATION
- -------  ---------------------

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


NOTE D - CONTINGENCIES
- ------   -------------

McDonald Securities is a defendant in Stephanie Tubbs Jones et. al. v. McDonald & Co. Securities, Inc., et. al., (the "Jones Litigation") a lawsuit currently pending in Cuyahoga County Common Pleas Court. The action arose out of losses allegedly incurred by Cuyahoga County's Secured Assets Fund Earnings Program ("SAFE"). McDonald Securities and six other defendants have been named in the lawsuit. The complaint alleges that, in breach of various legal duties allegedly owed to the plaintiff, McDonald Securities and/or the other defendants enabled, facilitated and/or assisted the County's investment staff to engage in unsuitable and inappropriate investment and trading activities and practices. The plaintiff seeks to hold each of the defendants liable for an unspecified amount of compensatory and consequential damages. In addition, the complaint contains allegations of fraud and negligent misrepresentation against McDonald Securities and another defendant arising out of their respective roles as underwriters of two issuances of tax and current revenue anticipation notes ("TANS/CRANS") during 1993 and 1994. The plaintiff seeks to hold McDonald Securities and the other defendant that participated as an underwriter of the TANS/CRANS offerings liable for an unspecified amount of compensatory, consequential and punitive damages. In February 1996, the Ohio Supreme Court disqualified all Cuyahoga County Common Pleas judges from hearing the Jones Litigation and appointed an out-of-county judge to hear the case. In June 1996, the court denied motions to dismiss the plaintiff's claims filed by McDonald Securities and various other defendants. Only limited discovery has been made to date and no trial date has been set. Based on the facts known to date, the Company believes that the plaintiff's claims against McDonald Securities are without merit, and intends to contest vigorously the allegations in the complaint.


                                       (6)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
June 28, 1996


The Company is a defendant in various other lawsuits incidental to its securities business. In view of the number and diversity of claims against the Company and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters, including the Jones Litigation, will not have a material adverse effect on the consolidated financial position, liquidity, or results of operations of the Company.




                                       (7)

ITEM 2.5 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, brokers and dealers, securities purchased under agreements to resell, and securities owned approximate 90% of the Company's assets at June 28, 1996. These assets are financed by a number of sources, including the Company's capital and short-term borrowings.

At June 28, 1996, McDonald Securities had outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory capital.

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $300,000,000, of which $218,056,000 was unused at June 28, 1996. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.

Certain minimum amounts of capital must be maintained by the Company's principal broker/dealer subsidiary, McDonald Securities, to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At June 28, 1996, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $76,556,000, which was $72,443,000 in excess of the minimum required.

                                       (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FISCAL THREE MONTH PERIOD ENDED JUNE 28, 1996
- ---------------------------------------------

Total revenues for the fiscal quarter ended June 28, 1996 were $67,332,000, an increase of $17,344,000, or 35%, from revenues of $49,988,000 for the fiscal quarter ended June 30, 1995.

Net income for the fiscal quarter ended June 28, 1996 was $6,458,000, or $.71 per share, compared with net income of $3,764,000, or $.41, per share, for the fiscal quarter ended June 30, 1995, which represents an increase in net income of 72%.

The average number of shares and share equivalents outstanding were 9,135,000, for the fiscal three months ended June 28, 1996 compared to 9,114,000, for the fiscal three months ended June 30, 1995.

Revenues from underwriting and investment banking increased $10,976,000, or 107%, for the quarter when compared to the same period in the prior fiscal year. Revenues from corporate underwriting and investment banking increased $11,549,000, or 127%, for the first quarter. The increase in revenues from corporate underwriting and investment banking for the three month period is due primarily to increased revenues from public offerings of debt and equity securities of $2,595,000, or 80%, increased revenues from private placements of $6,828,000, or 245%, and increased revenues from mergers and other fee income of $1,968,000, or 265%. These increases reflect improved market conditions for both the public and private offering of securities. Included in private placement revenues during the first quarter of fiscal 1997 were fees of $9,336,000 from a single $500 million private placement of debt and equity securities. Additionally, merger fees included a fee of $1,750,000 from a single transaction. Revenues from municipal finance decreased $573,000, or 49%, for the quarter ended June 28, 1996 when compared to the same period in the prior fiscal year, due to a lower level of public finance offerings.

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

Revenues from principal transactions increased $315,000, or 2%, for the first quarter of fiscal 1997 when compared to the same period in the prior fiscal year. Revenues from principal transactions in equity securities increased $903,000, or 16%, for the first quarter primarily due to a strong NASDAQ market and continued expansion of the Company's sales force. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, decreased $936,000, or 13%, for the first quarter of fiscal 1997. This decrease in revenues from principal transactions in taxable fixed income securities reflects the low level of activity in the taxable fixed income markets due to a volatile interest rate environment and competition from the strong equity markets. Revenues from trading municipal bonds increased $348,000, or 16%, for the first quarter. The increase in revenues from trading municipal bonds for the first three months of fiscal 1997 was due primarily to increased individual investor interest in municipal bonds due to higher interest rates.



                                       (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FISCAL THREE MONTH PERIOD ENDED JUNE 28, 1996 (cont.)
- -----------------------------------------------------


Commissions revenue increased $4,327,000, or 29%, in the current quarter compared to the same period in fiscal 1996. Of this amount, commissions revenues from agency transactions in listed and over-the-counter stocks increased $2,341,000, or 24%, for the quarter. Revenues from the sale of non-proprietary mutual funds increased $1,297,000, or 45%, for the first quarter of fiscal 1997. Revenues from the sale of proprietary mutual funds increased $492,000, or 39%. These increases reflect the strong equity markets during the period.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $ 1,027,000, or 23%, for the fiscal quarter ended June 28, 1996 when compared to the comparable fiscal 1996 period. Of these amounts, increased revenues from advisory fees related to individually managed accounts represented $881,000, or 86%, of the total increase for the fiscal three month period.

Interest and dividend income increased $623,000, or 15%, for the fiscal three month period ended June 28, 1996 when compared to the same period in the prior fiscal year. The increase was due primarily to an increase in interest earned on margin accounts resulting from the expansion of the retail sales force and strong equity markets.

Other income increased $76,000, or 5%, for the current quarter ended June 28, 1996. The increase represents primarily higher transfer agent and other fees related to the Company's proprietary mutual funds.

Operating expenses (total expenses before interest) increased $12,878,000, or 31%, for the first quarter of fiscal 1997 when compared to the same period in the prior fiscal year.

Employee compensation and benefits increased $10,514,000, or 36%, for the first quarter. Commission and other sales compensation expense increased $2,887,000, or 18%, for the quarter, primarily because of increased revenues from commissions and principal sales credits. Other clerical and administrative expenses increased $1,327,000, or 15%, for the quarter. The increase in clerical and administrative expenses reflects the compensation and other benefits costs related to the increase in professional and support staff necessitated by the continued expansion of the business. For the fiscal quarter ended June 28, 1996, incentive compensation and profit sharing accruals increased $6,300,000, or 137% which are directly related to the increase in profitability. The significant increase in incentive compensation and profit-sharing accruals of $6,300,000, or 137%, reflects compensation in investment banking areas due to the high level of finance private placement and fee revenues during the period. Correspondingly, sales compensation decreased from 34.4% of operating revenues in the first quarter of fiscal 1996 to 29.8% of operating revenues in the first quarter of fiscal 1997, reflecting lower sales compensation related to the investment banking and private placement fee income.

All other operating expenses increased $2,364,000, or 19%, for the first quarter of fiscal 1997 when compared to the first quarter of fiscal 1996. Communications expenses increased $389,000, or 12%, for the current quarter. Of this increase, approximately $255,000 represents expenses related to the Company's headquarter office and technology renovation. The remaining increase reflects higher telecommunications, quotation and information services costs due to both higher volume and higher employee headcount. Occupancy and equipment costs increased $1,012,000, or 30%, for the current quarter. Of this increase, approximately $736,000 represented expenses related to the Company's current technology renovation. Without regard to these items, occupancy and equipment costs increased 8% reflecting increased costs related to headcount increases.



                                      (10)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FISCAL THREE MONTH PERIOD ENDED JUNE 28, 1996 (cont.)
- -----------------------------------------------------


Interest expense increased $372,000, or 20%, for the fiscal three month period when compared to the same period in fiscal 1996 due to higher levels of average short-term borrowings.

Income before income taxes for the fiscal quarter ended June 28, 1996 was $10,058,000, resulting in a pre-tax return on revenues of 15%. For the fiscal quarter ended June 30, 1995, income before income taxes was $5,964,000, resulting in a pre-tax return on revenues of 12%.



                                      (11)

PART II.  OTHER INFORMATION

Item 5.       Other Information
              -----------------

              On February 9, 1995, the Company announced the continuation of an open market repurchase program originally instituted in July, 1987. The current program allows the Company to purchase up to 1,000,000 shares of its Common Stock at an aggregate price not to exceed $15,000,000. Treasury shares may be used to satisfy options exercised under the Company's stock option plans and shares awarded under the Company's 1995 Stock Bonus Plan.

              During the fiscal quarter ended June 28, 1996, the Company purchased 22,100 shares of the Company's Common Stock at an average price of $18.99 per share. During the fiscal quarter ended June 28, 1996 the Company utilized 29,780 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Stock Option Plan for employees.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

                                                                                                     Sequential
                                                                                                        Page
                                                                                                        ----

Number            (a.)  The following exhibit is filed as part of this report:
- ------
                  Exhibit 11   Statement re: Computation of Per Share Earnings............              15

                  Exhibit 27   Financial Data Schedule BD ................................              16

                  (b.)  Reports on Form 8-K:

                  The Company did not file a Report on Form 8-K during the fiscal quarter ended June 28, 1996.



*  Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.

                                      (12)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        McDonald & Company Investments, Inc.
                                        -------------------------------------
                                                   (Registrant)




Date:  August 8, 1996               By:       /s/ William  B. Summers, Jr.
     ------------------                 -------------------------------------
                                        William B. Summers, Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




Date:  August 8, 1996               By:      /s/ Robert T. Clutterbuck
     ------------------                 -----------------------------------
                                        Robert T. Clutterbuck
                                        Treasurer
                                        (Principal Financial Officer)




                                      (13)

                      McDonald & Company Investments, Inc.

         Report on FORM 10-Q for the Fiscal Quarter ended June 28, 1996


                                  EXHIBIT INDEX
                                  -------------

Exhibit No.           Description                                                       Sequential Page
- -----------           -----------                                                       ---------------

     11               Statement Re:  Computation of
                        Per Share Earnings.............................................      15

     27               Financial Data Schedule BD ......................................      16




*  Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.


                                      (14)