Form 10-Q
period 1996-09-27
MCDONALD & CO INVESTMENTS INC
filed 1996-11-08
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended               September 27, 1996
                              --------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from________________________to________________________

                        Commission file number     1-8526
                                              ----------------

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

   McDonald Investment Center, 800 Superior Avenue, Cleveland, Ohio 44114-2603
--------------------------------------------------------------------------------
              (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area
code                             (216) 443-2300
    ----------------------------------------------------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,915,914 shares of Common Stock, par value $1.00 per share, were outstanding on November 4, 1996.


                                       (1)

                      McDONALD & COMPANY INVESTMENTS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1. Financial Statements

        Consolidated statements of financial condition (unaudited)-
             September 27, 1996 and March 29, 1996............................ 3

        Consolidated statements of income (unaudited)-
             Fiscal three and six months ended September 27, 1996
             and September 29, 1995........................................... 4

        Consolidated statements of cash flows (unaudited)-
             Fiscal six month ended September 27, 1996 and
             September 29, 1996............................................... 5

        Notes to consolidated financial statements (unaudited)-
             September 27, 1996............................................... 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................. 8


PART II - OTHER INFORMATION
---------------------------

        Item 1. Legal Proceedings.............................................12

        Item 4. Submission of Matters to a Vote of Security Holders...........12

        Item 5. Other Information.............................................13

        Item 6. Exhibits and Reports on Form 8-K..............................14

SIGNATURES....................................................................15

EXHIBIT INDEX.................................................................16


                                      (2)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      McDONALD & COMPANY INVESTMENTS, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                 Sept. 27,    March 29,
                                                                   1996         1996
                                                                 ---------    ---------
(In thousands)

ASSETS
     Cash and cash equivalents                                   $  4,622     $ 12,376
     Receivable from customers                                    178,001      175,973
     Receivable from brokers and dealers                           53,129       59,219
     Securities purchased under agreements to resell              121,877       50,052
     Securities owned                                             147,881      102,202
     Other receivables                                             24,120       18,368
     Furniture, equipment and leasehold improvements,
      at cost, less accumulated depreciation and
      amortization                                                 18,565       15,719
     Other assets                                                  40,455       37,192
                                                                 --------     --------
                                                                 $588,650     $471,101
                                                                 ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities
          Short-term borrowings                                  $ 72,811     $ 77,024
          Payable to customers                                     59,629       71,722
          Payable to brokers and dealers                            8,003       15,547
          Securities sold under agreements to repurchase          122,118       67,135
          Securities sold but not yet purchased                   106,961       29,216
          Accrued compensation                                     28,766       28,665
          Accounts payable, accrued expenses
               and other liabilities                               25,124       25,969
          Long-term borrowings                                     25,000       25,000
                                                                 --------     --------
                                                                 $448,412     $340,278
                                                                 ========     ========

     Stockholders' equity
          Preferred Stock, without par value;
               200,000 shares authorized; none issued
          Common Stock, par value $1.00 per share;
               15,000,000 shares authorized; (11,733,288
               and 11,620,857 shares issued, respectively)         11,733       11,621
          Additional paid-in capital                               53,640       51,663
          Retained earnings                                       103,942       93,808
          Less treasury stock, at cost (2,817,374 and
               2,691,495 shares, respectively                     (29,077)     (26,269)
                                                                 --------     --------
                                                                  140,238      130,823
                                                                 --------     --------
                                                                 $588,650     $471,101
                                                                 ========     ========

See Notes to consolidated financial statements (unaudited).


                                       (3)

                      McDONALD & COMPANY INVESTMENTS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Fiscal Three Months Ended          Fiscal Six Months Ended
                                               -------------------------------   -------------------------------
                                               Sept. 27, 1996   Sept. 29, 1995   Sept. 27, 1996   Sept. 29, 1995
                                                 (13 Weeks)       (13 Weeks)       (26 Weeks)       (26 Weeks)
                                               --------------   --------------    -------------   --------------
(In thousands, except for share and per share amounts)

Revenues:
      Underwriting and investment banking        $   15,946      $   16,193        $   37,192       $   26,463
      Principal transactions                         13,967          12,701            29,204           27,623
      Commissions                                    17,533          15,950            36,634           30,724
      Investment management fees                      6,025           4,718            11,601            9,267
      Interest and dividends                          4,616           3,950             9,274            7,985
      Other                                           1,530           1,962             3,044            3,400
                                                 ----------      ----------        ----------       ----------
                                                 $   59,617      $   55,474        $  126,949       $  105,462
                                                 ----------      ----------        ----------       ----------
Expenses:
      Employee compensation and benefits         $   33,985      $   32,101        $   73,945       $   61,547
      Interest                                        2,149           1,759             4,349            3,587
      Communications                                  3,835           3,293             7,484            6,553
      Occupancy and equipment                         4,330           3,457             8,667            6,782
      Promotion and development                       2,256           1,961             4,696            3,855
      Floor brokerage and clearance                     680             632             1,273            1,278
      Taxes, other than income taxes                  1,806           1,731             3,642            3,472
      Other operating expenses                        2,303           2,424             4,562            4,308
                                                 ----------      ----------        ----------       ----------
                                                 $   51,344      $   47,358        $  108,618       $   91,382
                                                 ----------      ----------        ----------       ----------

Income before income taxes                       $    8,273      $    8,116        $   18,331       $   14,080

Provision for income taxes                            3,000           3,000             6,600            5,200
                                                 ----------      ----------        ----------       ----------

Net income                                       $    5,273      $    5,116        $   11,731       $    8,880
                                                 ==========      ==========        ==========       ==========

Net income per share                             $      .58      $      .56        $     1.29       $      .97
                                                 ==========      ==========        ==========       ==========

Dividends per share                              $   .09375      $   .08500        $   .17875       $   .16500
                                                 ==========      ==========        ==========       ==========

Average number of shares and share equivalents
     outstanding                                  9,085,000       9,105,000         9,110,000        9,110,000
                                                 ==========      ==========        ==========       ==========

See Notes to consolidated financial statements (unaudited).


                                      (4)

                      McDONALD & COMPANY INVESTMENTS, INC.
                      ------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                          Fiscal Six Months Ended
                                                                      -------------------------------
                                                                      Sept. 27, 1996   Sept. 29, 1995
                                                                      --------------   --------------
(In thousands)

OPERATING ACTIVITIES:

Net Income                                                              $ 11,731         $  8,880
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                    3,535            2,426
          Deferred compensation                                              328              220
          Deferred income taxes                                             (434)              71
          (Increase) decrease in receivable from customers                (2,028)          13,152
          Decrease (increase) in receivable from brokers
               and dealers                                                 6,090           (3,808)
          Increase in securities owned                                   (45,679)         (25,973)
          Increase in other receivables                                   (5,752)          (4,540)
          (Decrease) increase in payable to customers                    (12,093)           3,643
          Decrease in payable to brokers and dealers                      (7,544)          (4,346)
          Increase (decrease) in securities sold but not
               yet purchased                                              77,745           (4,993)
          Increase in accrued compensation                                 2,296            3,937
          (Decrease) increase in accounts payable, accrued
                expenses and other                                        (1,173)           2,990
                                                                        --------         --------
Net cash provided by (used for) operating activities                    $ 27,022         $ (8,341)
                                                                        ========         ========

INVESTING ACTIVITIES:

          Purchase of furniture, equipment and leaseholds               $ (6,053)        $ (1,528)
          Increase in other assets                                        (3,157)          (4,662)
                                                                        --------         --------
          Net cash used for investing activities                        $ (9,210)        $ (6,190)
                                                                        ========         ========

FINANCING ACTIVITIES:

          (Increase) decrease in securities purchased under
               agreement to resell                                      $(71,825)        $ 26,625
          (Decrease) increase in short-term borrowings                    (4,213)           4,075
          (Increase) decrease in securities sold under agreements
               to repurchase                                              54,983           (7,354)
          Cash dividends                                                  (1,597)          (1,483)
          Purchase of treasury stock                                      (3,314)          (2,368)
          Proceeds from issuance of treasury stock                           400              218
                                                                        --------         --------

          Net cash (used for) provided by financing activities          $(25,566)        $ 19,713
                                                                        --------         --------

          (Decrease) increase in cash and cash equivalents                (7,754)           5,182
          Cash and cash equivalents at beginning of period                12,376            2,850
                                                                        --------         --------

          Cash and cash equivalents at end of period                    $  4,622         $  8,032
                                                                        ========         ========

See Notes to consolidated financial statements (unaudited).


                                       (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 27, 1996


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


NOTE D - CONTINGENCIES
----------------------

McDonald Securities is a defendant in STEPHANIE TUBBS JONES ET. AL. V. MCDONALD & CO. SECURITIES, INC., ET. AL., (the "Jones Litigation") a lawsuit currently pending in Cuyahoga County Common Pleas Court. The action arose out of losses allegedly incurred by Cuyahoga County's Secured Assets Fund Earnings Program ("SAFE"). McDonald Securities and six other defendants have been named in the lawsuit. The complaint alleges that, in breach of various legal duties allegedly owed to the plaintiff, McDonald Securities and/or the other defendants enabled, facilitated and/or assisted the County's investment staff to engage in unsuitable and inappropriate investment and trading activities and practices. The plaintiff seeks to hold each of the defendants liable for an unspecified amount of compensatory and consequential damages. In addition, the complaint contains allegations of fraud and negligent misrepresentation against McDonald Securities and another defendant arising out of their respective roles as underwriters of two issuances of tax and current revenue anticipation notes ("TANS/CRANS") during 1993 and 1994. The plaintiff seeks to hold McDonald Securities and the other defendant that participated as an underwriter of the TANS/CRANS offerings liable for an unspecified amount of compensatory, consequential and punitive damages. In February 1996, the Ohio Supreme Court disqualified all Cuyahoga County Common Pleas judges from hearing the Jones litigation and appointed an out-of-county judge to hear the case. In June 1996, the court denied motions to dismiss the plaintiff's claims filed by McDonald Securities and various other defendants. In October 1996, the defendants moved to disqualify the Cuyahoga County Prosecutor's Office from the case on the grounds of prosecutorial misconduct and because certain employees of that office are witnesses to the events underlying the plaintiff's claims. The court has not yet acted on this motion nor has it acted on the defendants' request that the plaintiff be required to amend its complaint to clarify specific claims against each of the defendants. The case is


                                       (6)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 27, 1996


currently in the discovery stage and no trial date has been set. Based on the facts known to date, the Company believes that the plaintiff's claims against McDonald Securities are without merit, and intends to contest vigorously the allegations in the complaint.

The Company is a defendant in various other lawsuits incidental to its securities business. In view of the number and diversity of claims against the Company and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters, including the Jones' Litigation, will not have a material adverse effect on the consolidated financial position, liquidity, or results of operations of the Company.


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, brokers and dealers, securities purchased under agreements to resell, and securities owned approximate 88% of the Company's assets at September 27, 1996. These assets are financed by a number of sources, including the Company's capital and short-term borrowings.

At September 27, 1996, McDonald Securities had outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory capital.

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $300,000,000, of which $231,330,000 was unused at September 27, 1996. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.

Certain minimum amounts of capital must be maintained by the Company's principal broker/dealer subsidiary, McDonald Securities, to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At September 27, 1996, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $71,674,000, which was $67,350,000 in excess of the minimum required.


                                       (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (CONTINUED)
        -------------------------

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 27, 1996 AND
---------------------------------------------------------------
SEPTEMBER 29, 1995
------------------

Total revenues for the fiscal quarter ended September 27, 1996 were $59,617,000, an increase of $4,143,000, or 7%, from revenues of $55,474,000 for the fiscal quarter ended September 29, 1995.

For the fiscal six months ended September 27, 1996, total revenues were $126,949,000 compared to $105,462,000 for the first six months of fiscal 1996, an increase of $21,487,000, or 20%.

Net income for the fiscal quarter ended September 27, 1996 was $5,273,000, or $.58 per share, compared with net income of $5,116,000, or $.56 per share, for the fiscal quarter ended September 29, 1995, which represents an increase in net income of 3%.

For the fiscal six months ended September 27, 1996, net income was $11,731,000 or $1.29 per share, compared to $8,880,000, or $.97 per share, for the fiscal six months ended September 29, 1995, an increase in net income of 32%.

The average number of shares and share equivalents outstanding were 9,085,000 and 9,110,000, respectively, for the fiscal three and six month periods ended September 27, 1996 compared to 9,105,000 and 9,110,000, respectively, for the fiscal three and six months ended September 29, 1995.

Revenues from underwriting and investment banking decreased $247,000, or 2%, for the quarter and increased $10,729,000, or 41%, for the six months ended September 27, 1996 when compared to the same periods in the prior fiscal year. Revenues from corporate underwriting and investment banking increased $304,000, or 2%, for the second quarter and $11,853,000, or 50%, for the six month period. The increase for the six month period is primarily due to increased revenues from private placements of $5,944,000, or 123%, and increased revenues from equity and debt public offerings of $3,317,000, or 37%. These increases reflect improved market conditions for both the private and public offering of securities. Included in private placement revenues during the first six months of fiscal 1997 were fees of $9,336,000 from a single $500 million private placement of debt and equity securities. Revenues from municipal finance decreased $551,000, or 32%, for the quarter and decreased $1,124,000, or 39%, for the six months ended September 27, 1996 when compared to the same periods in the prior fiscal year, due to a lower level of public finance offerings.

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

Revenues from principal transactions increased $1,266,000, or 10%, for the second quarter of fiscal 1997 and $1,581,000, or 6%, for the first six months when compared to the same periods in the prior fiscal year. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, increased $762,000, or 14%, for the second quarter and decreased $174,000, or 1%, for the first six months of fiscal 1997. Revenues from trading municipal bonds increased $651,000, or 34%, for the second quarter and $999,000, or 24%, for the first six months primarily due to an increased focus on secondary trading in light of the decreased supply of originated public finance business. Revenues from principal transactions in equity securities decreased $147,000, or 3%, for the second quarter and increased $756,000, or 7%, for the first six months. The decrease in revenues from principal transactions in equity securities for the second quarter was due to an overall decline in the equity markets during the second quarter of fiscal 1997. The increase in principal transactions in equity securities for the six month period was primarily due to a strong NASDAQ market during the first quarter of fiscal 1997 and the continued expansion of the Company's sales force.


                                      (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (CONTINUED)
        -------------------------

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 27, 1996 AND
---------------------------------------------------------------
SEPTEMBER 29, 1995 (CONT.)
--------------------------

Commissions revenue increased $1,583,000, or 10%, in the current quarter and $5,910,000, or 19%, in the first six months when compared to the same periods in fiscal 1996. Commissions revenues from agency transactions in listed and over-the-counter stocks increased $129,000, or 1%, for the quarter and $2,470,000, or 12%, for the six month period. Commissions revenue from non-proprietary mutual funds increased $722,000, or 22%, for the quarter and $2,019,000, or 33%, for the first six months. Commissions revenue from proprietary mutual funds increased $177,000, or 11%, for the quarter and $669,000, or 24%, for the first six months. The increases in commissions revenue for both non-proprietary and proprietary mutual funds is due to the increased popularity of mutual fund investments with individual investors. Commissions revenue from annuity and life insurance products increased $555,000, or 78%, for the quarter and $752,000, or 52%, for the first six months primarily due to increased marketing efforts for the sale of these products.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $1,307,000, or 28%, and $2,334,000, or 25%, for the fiscal quarter and six month periods ended September 27, 1996 when compared to the comparable fiscal 1996 periods. Of these amounts, increased revenues from advisory fees related to individually managed accounts represented $1,076,000, or 82%, and $1,957,000, or 84%, respectively, of the total increase for the fiscal three and six month periods.

Interest and dividend income increased $666,000, or 17%, and $1,289,000, or 16%, for the fiscal three and six month periods ended September 27, 1996 when compared to the same periods in the prior fiscal year. The increase was due primarily to an increase in interest earned on margin accounts resulting from the expansion of the retail sales force and strong equity markets.

Other income decreased $432,000, or 22%, for the current quarter and $356,000, or 10%, for the six month period ended September 27, 1996. Of these amounts, lower revenues from venture capital investments represented $647,000, or 182%, and $672,000, or 189%, respectively, of the total decrease for the fiscal three and six month periods. The remaining increases represent increased revenue from service fees and other miscellaneous retail revenues related to the continued expansion of the retail sales force.

Operating expenses (total expenses before interest) increased $3,596,000, or 8%, for the second quarter and $16,474,000, or 19%, for the first six months of fiscal 1997, when compared to the same periods in the prior fiscal year.

Employee compensation and benefits increased $1,884,000, or 6%, for the second quarter and $12,398,000, or 20%, for the first six months. Commission and other sales compensation expense increased $2,187,000, or 14%, for the quarter and $5,074,000, or 16%, for the first six months, primarily because of increased revenues from commissions and principal sales credits, and changes in the business mix and product mix which affect sales compensation. Other clerical and administrative expenses increased $1,297,000, or 14%, for the quarter and $2,624,000, or 14%, for the six month period. The increase in other clerical and administrative expenses represents compensation and employee benefit costs related to an increase in the professional and support staff in the current periods when compared to the same periods in the prior fiscal year. The remaining decrease in employee compensation and benefits of $1,600,000, or 24%, for the second quarter represents decreases in incentive compensation and profit sharing accruals resulting from a decrease in pretax income before incentive compensation expense of 10% for the quarter. The incentive compensation expense was also impacted by the change in business and product mix. The remaining increase in


                                      (10)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 27, 1996 AND
---------------------------------------------------------------
SEPTEMBER 29, 1995 (CONT.)
--------------------------

employee compensation and benefits of $4,700,000, or 41%, for the six months represents increases in incentive compensation and profit sharing accruals resulting from an increase in pretax income before incentive compensation expense of 35% for the six month period and the high relative level of investment banking revenues with corresponding higher incentive compensation.

All other operating expenses increased $1,712,000, or 13%, for the current quarter and $4,076,000, or 16%, for the first six months of fiscal 1997. Communications expenses increased $542,000, or 16%, for the current quarter and $931,000, or 14%, for the first six months. Of this increase, approximately $210,000 for the quarter and $470,000 for the six months represents expenses related to the renovation of the Company's headquarters office and the recent company-wide technology renovation. The remaining increase in communications expense reflects higher telecommunications, quotation and information services costs due to both higher volume and higher employee headcount. Occupancy and equipment costs increased $873,000, or 25%, for the current quarter and $1,885,000, or 28%, for the first six months. Of this increase, approximately $670,000 for the quarter and $1,600,000 for the six months represented expenses related to the renovation of the Company's headquarters office and the technology renovation. Without regard to these items, occupancy and equipment costs increased 6% for the quarter and 4% for the first six months, reflecting increased costs related to headcount increases. Promotional and business development expenses increased $295,000, or 15%, for the current quarter and $841,000, or 22%, for the first six months primarily due to increased promotional, travel and business entertainment expenses resulting from the continued expansion of the Company's business.

Interest expense increased $390,000, or 22%, and $762,000, or 21%, for the fiscal three month and six month periods in the current fiscal year when compared to the same period in fiscal 1996. The increase in interest expense is due to higher levels of average short-term borrowings which increased as a result of higher customer margin borrowings.

Income before income taxes for the fiscal quarter and fiscal six months ended September 27, 1996 was $8,273,000 and $18,331,000, resulting in a pre-tax return on revenues of 13.88% and 14.63% respectively. For the fiscal quarter and fiscal six months ended September 29, 1995, income before income taxes was $8,116,000 and $14,080,000, resulting in a pre-tax return on revenues of 14.44% and 13.35% respectively.


                                      (11)

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

         McDonald Securities is a defendant in STEPHANIE TUBBS JONES ET. AL V. MCDONALD & CO. SECURITIES, INC., ET. AL., (the "Jones Litigation") a lawsuit currently pending in Cuyahoga County Common Pleas Court. The action arose out of losses allegedly incurred by Cuyahoga County's Secured Assets Fund Earnings Program ("SAFE"). McDonald Securities and six other defendants have been named in the lawsuit. The complaint alleges that, in breach of various legal duties allegedly owed to the plaintiff, McDonald Securities and/or the other defendants enabled, facilitated and/or assisted the County's investment staff to engage in unsuitable and inappropriate investment and trading activities and practices. The plaintiff seeks to hold each of the defendants liable for an unspecified amount of compensatory and consequential damages. In addition, the complaint contains allegations of fraud and negligent misrepresentation against McDonald Securities and another defendant arising out of their respective roles as underwriters of two issuances of tax and current revenue anticipation notes ("TANS/CRANS") during 1993 and 1994. The plaintiff seeks to hold McDonald Securities and the other defendant that participated as an underwriter of the TANS/CRANS offerings liable for an unspecified amount of compensatory, consequential and punitive damages. In February 1996, the Ohio Supreme Court disqualified all Cuyahoga County Common Pleas judges from hearing the Jones litigation and appointed an out-of-county judge to hear the case. In June 1996, the court denied motions to dismiss the plaintiff's claims filed by McDonald Securities and various other defendants. In October 1996, the defendants moved to disqualify the Cuyahoga County Prosecutor's Office from the case on the grounds of prosecutorial misconduct and because certain employees of that office are witnesses to the events underlying the plaintiff's claims. The court has not yet acted on this motion nor has it acted on the defendants' request that the plaintiff be required to amend its complaint to clarify specific claims against each of the defendants. The case is currently in the discovery stage and no trial date has been set. Based on the facts known to date, the Company believes that the plaintiff's claims against McDonald Securities are without merit, and intends to contest vigorously the allegations in the complaint.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Annual Meeting of Stockholders of the Company was held on August 7, 1996. The following matters were voted on at the meeting.

         1. Election of James A. Karman, Rena J. Blumberg and Robert T. Clutterbuck as Directors of the Company. The nominees were elected as Directors with the following votes:


         JAMES A.KARMAN
         --------------

         For                                7,490,520
         Withheld                              41,583
         Broker non-votes                           0

         RENA J. BLUMBERG
         ----------------

         For                                7,489,132
         Withheld                              42,921
         Broker non-votes                           0

         ROBERT T. CLUTTERBUCK
         ---------------------

         For                                7,489,087
         Withheld                              43,015
         Broker non-votes                           0

                                      (12)

         2. Approval of the adoption of the 1995 Stock Option Plan for Non-Officer Directors:

         For                                6,622,644
         Against                              885,438
         Abstain                               24,021
         Broker non-votes                           0

         For information on how votes for the above matters have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Stockholders held on August 7, 1996.


Item 5.  OTHER INFORMATION
         -----------------

         On August 7, 1996, the Company announced the continuation of an open market repurchase program originally instituted in July, 1987. The current program allows the Company to purchase up to 1,000,000 shares of its Common Stock at an aggregate price not to exceed $25,000,000. Treasury shares may be used to satisfy options exercised under the Company's stock option plans and shares awarded under the Company's 1995 Stock Bonus Plan.

         During the fiscal quarter ended September 27, 1996, the Company purchased 154,703 shares of the Company's Common Stock at an average price of $18.67 per share. During the fiscal quarter ended September 27, 1996 the Company utilized 21,144 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Stock Option Plan for employees.


                                      (13)

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a.)  The following exhibits are filed as part of this report:

                                                                                    Sequential
                                                                                    Page Number
                                                                                    -----------
         Exhibit 10(p)  Lease Agreement dated May 21, 1996 for the Company's
                        Gradison Division, which became effective July 1, 1996.....     17

         Exhibit 11     Statement re: Computation of Per Share Earnings............     39

         Exhibit 27     Financial Data Schedule BD ................................     40


         (b.)  Reports on Form 8-K:

         The Company did not file a Report on Form 8-K during the fiscal quarter ended September 27, 1996.


* Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.


                                      (14)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          McDonald & Company Investments, Inc.
                                        ----------------------------------------
                                                     (Registrant)


Date: November 6, 1996                  By: /s/ William B. Summers, Jr.
      ----------------                     -------------------------------------
                                           William B. Summers, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: November 6, 1996                  By: /s/Robert T. Clutterbuck
      ----------------                     -------------------------------------
                                           Robert T. Clutterbuck
                                           Treasurer
                                           (Principal Financial Officer)


                                      (15)

                      McDonald & Company Investments, Inc.

       Report on FORM 10-Q for the Fiscal Quarter ended September 27, 1996


                                  EXHIBIT INDEX
                                  -------------

Exhibit No.   Description                                        Sequential Page
-----------   -----------                                        ---------------

   10(p) Lease Agreement Dated May 21, 1996 for the Company's Gradison Division, which became effective
              July 1, 1996............................................. 17

   11         Statement Re: Computation of
                        Per Share Earnings............................. 46

   27         Financial Data Schedule BD .............................. 47


* Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.


                                      (16)