Form 10-Q
period 1996-12-31
MCDONALD & CO INVESTMENTS INC
filed 1997-02-11
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 1996
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ------------------------

                    Commission file number        1-8526
                                          ---------------------

                      McDonald & Company Investments, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  34-1391950
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,955,358 shares of Common Stock, par value $1.00 per share, were outstanding on February 3, 1997.

                      McDONALD & COMPANY INVESTMENTS, INC.

                                      INDEX

                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements -
      Consolidated statements of financial condition (unaudited)-
           December 31, 1996 and March 29, 1996...................................... 3

      Consolidated statements of income (unaudited)-
           Fiscal three and nine months ended December 31, 1996
           and December 29, 1995..................................................... 4

      Consolidated statements of cash flows (unaudited)-
           Fiscal nine months ended December 31, 1996 and
           December 29, 1995......................................................... 5

      Notes to consolidated financial statements (unaudited)-
           December 31, 1996......................................................... 6

Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................................... 8


PART II - OTHER INFORMATION
---------------------------

      Item 1.  Legal Proceedings.....................................................12
      Item 5.  Other Information.....................................................12
      Item 6.  Exhibits and Reports on Form 8-K......................................13


SIGNATURES...........................................................................14

EXHIBIT INDEX........................................................................15


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      MCDONALD & COMPANY INVESTMENTS, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except for share amount)

                                                             December 31,       March 29,
                                                                1996              1996
                                                             ------------       ---------
ASSETS
     Cash and cash equivalents                                $   6,076         $  12,376
     Receivable from customers                                  198,517           175,973
     Receivable from brokers and dealers                         53,716            59,219
     Securities purchased under agreements
        to resell                                                90,668            50,052
     Securities owned                                           128,583           102,202
     Other receivables                                           27,751            18,368
     Furniture, equipment and leasehold
        improvements, at cost, less accumulated
        depreciation and amortization                            19,137            15,719
     Other assets                                                41,187            37,192
                                                              ---------         ---------
                                                              $ 565,635         $ 471,101
                                                              =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities
        Short-term borrowings                                 $  70,342         $  77,024
        Payable to customers                                     95,199            71,722
        Payable to brokers and dealers                           27,616            15,547
        Securities sold under agreements to repurchase           75,865            67,135
        Securities sold but not yet purchased                    72,838            29,216
        Accrued compensation                                     28,006            28,665
        Accounts payable, accrued expenses and
            other liabilities                                    25,078            25,969
        Long-term borrowings                                     25,000            25,000
                                                              ---------         ---------
                                                              $ 419,944         $ 340,278
                                                              =========         =========
     Stockholders' equity
        Preferred Stock, without par value;
            200,000 shares authorized; none issued
        Common Stock, par value $1.00 per share;
            15,000,000 shares authorized
            (11,763,588 and 11,620,857 shares
            issued respectively)                                 11,764            11,621
        Additional paid-in capital                               54,519            51,663
        Retained earnings                                       108,386            93,808
        Less treasury stock, at cost (2,808,230 and
            2,691,495 shares, respectively)                     (28,978)          (26,269)
                                                              ---------         ---------
                                                                145,691           130,823
                                                              ---------         ---------
                                                              $ 565,635         $ 471,101
                                                              =========         =========

See Notes to consolidated financial statements (unaudited).

                      MCDONALD & COMPANY INVESTMENTS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Fiscal Three Months Ended           Fiscal Nine Months Ended
                                              --------------------------------    ------------------------------

(In thousands, except for share and per share amounts)
                                              Dec. 31, 1996      Dec. 29, 1995    Dec. 31, 1996     Dec. 29, 1995
                                                (13 weeks)        (13 weeks)        (39 weeks)        (39 weeks)
                                              -------------      -------------    -------------     -------------
Revenues:
     Underwriting and investment banking        $   14,545        $   13,283        $   51,737        $   39,746
     Principal transactions                         12,899            12,503            42,103            40,126
     Commissions                                    20,592            16,193            57,226            46,917
     Investment management fees                      6,625             4,936            18,226            14,203
     Interest and dividends                          5,945             4,791            15,219            12,776
     Other                                           2,357             1,715             5,401             5,115
                                                ----------        ----------        ----------        ----------
                                                $   62,963        $   53,421        $  189,912        $  158,883
                                                ----------        ----------        ----------        ----------
Expenses:
     Employee compensation and benefits         $   36,914        $   30,646        $  110,859        $   92,193
     Interest                                        2,899             1,947             7,248             5,534
     Communications                                  3,453             3,345            10,937             9,898
     Occupancy and equipment                         4,345             4,178            13,012            10,960
     Promotion and development                       2,126             1,966             6,822             5,821
     Floor brokerage and clearance                     666               607             1,939             1,885
     Taxes, other than income taxes                  1,810             1,684             5,452             5,156
     Other operating expenses                        2,489             1,812             7,051             6,120
                                                ----------        ----------        ----------        ----------
                                                $   54,702        $   46,185        $  163,320        $  137,567
                                                ----------        ----------        ----------        ----------
Income before income taxes                      $    8,261        $    7,236        $   26,592        $   21,316

Provision for income taxes                           2,980             2,340             9,580             7,540
                                                ----------        ----------        ----------        ----------
Net income                                      $    5,281        $    4,896        $   17,012        $   13,776
                                                ==========        ==========        ==========        ==========
Net income per share                            $     0.58        $     0.55        $     1.87        $     1.52
                                                ==========        ==========        ==========        ==========
Dividends per share                             $   .09375        $     .085        $    .2725        $     0.25
                                                ==========        ==========        ==========        ==========
Average number of shares and share
     equivalents outstanding                     9,113,000         9,034,000         9,110,000         9,085,000
                                                ==========        ==========        ==========        ==========

See Notes to consolidated financial statements (unaudited).

                      MCDONALD & COMPANY INVESTMENTS, INC.
                      ------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

(In thousands)
                                                                                  Fiscal Nine Months Ended
                                                                                  ------------------------
                                                                                Dec. 31, 1996   Dec. 29, 1995
                                                                                -------------   -------------
OPERATING ACTIVITIES:
---------------------
Net Income                                                                         $ 17,012         $ 13,776
Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                 5,074            3,672
        Loss on disposal of property                                                     --              541
        Deferred compensation                                                           402              318
        Deferred income taxes                                                          (441)            (217)
        Increase in receivable from customers                                       (22,544)         (14,566)
        Decrease (increase) in receivable from brokers and dealers                    5,503          (19,180)
        Increase in securities owned                                                (26,381)          (9,550)
        Increase in other receivables                                                (9,383)          (1,790)
        Increase in payable to customers                                             23,477           24,047
        Increase (decrease) in payable to brokers and dealers                        12,069          (14,465)
        Increase (decrease) in securities sold but not yet purchased                 43,622          (11,693)
        Increase in accrued compensation                                              2,443            5,247
        (Decrease) increase in accounts payable, accrued expenses and other          (1,293)           4,158
                                                                                   --------         --------
        Net cash provided by (used for) operating activities                       $ 49,560         $(19,702)
                                                                                   ========         ========
INVESTING ACTIVITIES:

        Purchase of furniture, equipment and leaseholds                            $ (8,160)        $ (4,000)
        Increase in other assets                                                     (3,886)          (5,899)
                                                                                   ========         ========
        Net cash used for investing activities                                     $(12,046)        $ (9,899)
                                                                                   ========         ========
FINANCING ACTIVITIES:

        Increase (decrease) in securities purchased under agreement to sell        $(40,616)        $ 33,239
        (Decrease) increase in short-term borrowings                                 (6,682)           9,207
        Increase in securities sold under agreements to repurchase                    8,730            1,222
        Cash dividends                                                               (2,434)          (2,239)
        Purchase of treasury stock                                                   (3,314)          (4,196)
        Proceeds from issuance of treasury stock                                        502              263
                                                                                   --------         --------
        Net cash (used for) provided by financing activities                       $(43,814)        $ 37,496
                                                                                   --------         --------
        (Decrease) increase in cash and cash equivalents                             (6,300)           7,895
        Cash and cash equivalents at beginning of period                             12,376            2,850
                                                                                   --------         --------
        Cash and cash equivalents at end of period                                 $  6,076         $ 10,745
                                                                                   ========         ========

See Notes to consolidated financial statements (unaudited).

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
December 31, 1996

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

NOTE D - CONTINGENCIES
------   -------------

As reported in prior Form 10-Q's filed during the current fiscal year, McDonald Securities is a defendant in STEPHANIE TUBBS JONES ET. AL. V. MCDONALD & CO. SECURITIES, INC., ET. AL., (the "Jones Litigation") a lawsuit currently pending in Cuyahoga County Common Pleas Court. The action arose out of losses allegedly incurred by Cuyahoga County's Secured Assets Fund Earnings Program ("SAFE"). McDonald Securities and six other defendants have been named in the lawsuit. The complaint alleges that, in breach of various legal duties allegedly owed to the plaintiff, McDonald Securities and/or the other defendants enabled, facilitated and/or assisted the County's investment staff to engage in unsuitable and inappropriate investment and trading activities and practices. The plaintiff seeks to hold each of the defendants liable for compensatory and consequential damages. In addition, the complaint contains allegations of fraud and negligent misrepresentation against McDonald Securities and another defendant arising out of their respective roles as underwriters of two issuances of tax and current revenue anticipation notes ("TANS/CRANS") during 1993 and 1994. The plaintiff seeks to hold McDonald Securities and the other defendant that participated as an underwriter of the TANS/CRANS offerings liable for compensatory, consequential and punitive damages. In February 1996, the Ohio Supreme Court disqualified all Cuyahoga County Common Pleas judges from hearing the Jones litigation and appointed an out-of-county judge to hear the case. In June 1996, the court denied motions to dismiss the plaintiff's claims filed by McDonald Securities and various other defendants. In October 1996, the defendants moved to disqualify the Cuyahoga County Prosecutor's Office from the case on the grounds of prosecutorial misconduct and because certain employees of that office are witnesses to the events underlying the plaintiff's claims. The court has not yet acted on this motion. On December 23, 1996,

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
December 31, 1996

McDonald Securities filed an answer denying the allegations of liability made by the plaintiff and raising a number of affirmative defenses to the plaintiff's allegations. McDonald Securities also filed counterclaims against the Cuyahoga County Board of Commissioners (the "Board"). McDonald Securities' counterclaims consist of a breach of contract claim arising out of representations and warranties made by the Board concerning the absence of material misstatements or omissions in the Official Statements for the TANS/CRANS offerings, and an estoppel claim arising out of McDonald Securities' justifiable reliance on assurances provided by the Board concerning, among other things, the investment experience of the Board's agents, the authorizations of the transactions in question by the Board's Investment Committee and the conformity of such transactions with the County's investment policies and procedures. The case is currently in the discovery stage and no trial date has been set. Based on the facts known to date, the Company believes that the plaintiff's claims against McDonald Securities are without merit, and intends to contest vigorously the allegations in the complaint.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, brokers and dealers, securities purchased under agreements to resell, and securities owned approximate 89% of the Company's assets at December 31, 1996. These assets are financed by a number of sources, including the Company's capital and short-term borrowings.

At December 31, 1996, McDonald Securities had outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory capital.

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $303,000,000, of which $243,123,000 was unused at December 31, 1996. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.

Certain minimum amounts of capital must be maintained by the Company's principal broker/dealer subsidiary, McDonald Securities, to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At December 31, 1996, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $60,099,000, which was $55,420,000 in excess of the minimum required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (continued)
        -------------------------

FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1996 AND DECEMBER 29,
----------------------------------------------------------------------------
1995
----

Total revenues for the fiscal quarter ended December 31, 1996 were $62,963,000, an increase of $9,542,000, or 18%, from revenues of $53,421,000 for the fiscal quarter ended December 29, 1995.

For the fiscal nine months ended December 31, 1996, total revenues were $189,912,000 compared to $158,883,000 for the first nine months of fiscal 1996, an increase of $31,029,000, or 20%.

Net income for the fiscal quarter ended December 31, 1996 was $5,281,000, or $.58 per share, compared with net income of $4,896,000, or $.55, per share, for the fiscal quarter ended December 29, 1995, which represents an increase in net income of 8%.

For the fiscal nine months ended December 31, 1996, net income was $17,012,000, or $1.87 per share, compared to $13,776,000, or $1.52 per share, for the fiscal nine months ended December 29, 1995, an increase in net income of 23%.

The average number of shares and share equivalents outstanding were 9,113,000 and 9,111,000, respectively, for the fiscal three and nine month periods ended December 31, 1996 compared to 9,034,000 and 9,085,000, respectively, for the fiscal three and nine months ended December 29, 1995.

Revenues from underwriting and investment banking increased $1,262,000, or 10%, for the quarter and increased $11,991,000, or 30%, for the nine months ended December 31, 1996 when compared to the same periods in the prior fiscal year. Revenues from corporate underwriting and investment banking increased $2,574,000, or 24%, for the third quarter and $14,427,000, or 42%, for the nine month period. The increase in revenues from corporate underwriting and investment banking for the three and nine month periods is due primarily to increased revenues from public offerings and private placements of debt and equity securities of $2,779,000, or 46%, for the third quarter and $13,651,000, or 67%, for the first nine months. These increases reflect improved market conditions for both the public and private offering of securities. Included in private placement revenues during the first nine months of fiscal 1997 were fees of $9,336,000 from a single $500 million private placement of debt and equity securities. Revenues from municipal finance decreased $1,312,000, or 53%, for the quarter and decreased $2,436,000, or 46%, for the nine months ended December 31, 1996 when compared to the same periods in the prior fiscal year, due to a lower level of public finance offerings and a decreased emphasis in this area of the finance business.

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

Revenues from principal transactions increased $396,000, or 3%, for the third quarter of fiscal 1997 and $1,977,000, or 5%, for the first nine months when compared to the same periods in the prior fiscal year. Revenues from principal transactions in equity securities increased $662,000, or 14%, for the third quarter and $1,418,000, or 9%, for the first nine months primarily due to a strong NASDAQ market and continued expansion of the Company's sales force. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, decreased $234,000, or 5%, for the third quarter and $408,000, or 2%, for the first nine months of fiscal 1997. Revenues from trading municipal bonds decreased $32,000, or 1%, for the third quarter but increased $967,000, or 14%, for the first nine months. The increase in revenues from trading municipal bonds for the first nine months of fiscal 1997 was due primarily to increased focus on secondary trading in light of the decreased supply of originated public finance business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (continued)
        -------------------------


FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1996 AND DECEMBER 29,
----------------------------------------------------------------------------
1995 (cont.)
------------

Commissions revenue increased $4,399,000, or 27%, in the current quarter and $10,309,000, or 22%, in the first nine months when compared to the same periods in fiscal 1996. Of these amounts, commissions revenues from agency transactions in listed and over-the-counter stocks increased $2,390,000, or 23%, for the quarter and $4,860,000, or 16%, for the nine month period. Commissions revenue from non-proprietary mutual funds increased $1,125,000, or 36%, for the third quarter and $3,144,000, or 34%, for the first nine months of fiscal 1997. Commissions revenue from proprietary mutual funds increased $225,000, or 14%, for the quarter and $894,000, or 20%, for the first nine months. The increase in commissions revenue from both non-proprietary and proprietary mutual funds is due to the increased popularity of mutual fund investments with individual investors. Commissions revenue from annuity and life insurance products increased $659,000, or 75%, for the quarter and $1,411,000, or 60%, for the first nine months primarily due to increased marketing efforts for the sale of these products.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $1,689,000, or 34%, and $4,023,000, or 28%, for the fiscal quarter and nine month periods ended December 31, 1996 when compared to the comparable fiscal 1996 periods. Of these amounts, increased revenues from advisory fees related to individually managed accounts represented $1,381,000, or 82%, and $3,338,000, or 83%, respectively, of the total increase for the fiscal three and nine month periods.

Interest and dividend income increased $1,154,000, or 24%, and $2,443,000, or 19%, for the fiscal three and nine month periods ended December 31, 1996 when compared to the same periods in the prior fiscal year. The increase was due primarily to a higher level of customer margin loans and securities owned in the current period when compared to the same periods in the prior fiscal year.

Other income increased $642,000, or 37%, for the current quarter and $286,000, or 6%, for the nine month period ended December 31, 1996. The increase for the current quarter is due primarily to a $492,000, or 126%, increase in income from certain venture capital and other investments. The increase for the fiscal nine months represents additional revenue of $165,000, or 8%, from service fees and other retail revenues related to the continued expansion of the retail sales force.

Operating expenses (total expenses before interest) increased $7,565,000, or 17%, for the third quarter and $24,039,000, or 18%, for the first nine months of fiscal 1997, when compared to the same periods in the prior fiscal year.

Employee compensation and benefits increased $6,268,000, or 20%, for the third quarter and $18,666,000, or 20%, for the first nine months. Commission and other sales compensation expense increased $3,956,000, or 25%, for the quarter and $9,030,000, or 19%, for the first nine months, primarily because of increased revenues from commissions and principal sales credits. Other clerical and administrative expenses increased $1,612,000, or 18%, for the quarter and $4,236,000, or 16%, for the nine month period. The increase in other clerical and administrative expenses represents compensation and employee benefit costs related to an increase in the professional and support staff in the current periods when compared to the same periods in the prior fiscal year. The remaining increase in employee compensation and benefits of $700,000, or 13%, for the quarter and $5,400,000, or 32%, for the nine month period represents increases in incentive compensation and profit sharing accruals resulting from an increase in pre-tax income before incentive compensation expense of 13% for the quarter and 28% for the nine month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (continued)
        -------------------------

FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1996 AND DECEMBER 29,
----------------------------------------------------------------------------
1995 (cont.)
------------

All other operating expenses increased $1,297,000, or 10%, for the current quarter and $5,373,000, or 13%, for the first nine months of fiscal 1997. Communications expense increased $108,000, or 3%, for the current quarter and $1,039,000, or 10%, for the first nine months. Of the increase for the nine month period, approximately $495,000 represents expenses related to the renovation of the Company's headquarters office and the recent company-wide technology renovation. The remaining increase in communications expense reflects higher telecommunications, quotation and information services costs due to both higher volume and higher employee headcount. Occupancy and equipment costs increased $167,000, or 4%, for the current quarter and $2,052,000, or 19%, for the first nine months. Of the increase for the nine month period, approximately $1,630,000 represents expenses related to the renovation of the Company's headquarters office and the technology renovation. Without regard to these items, occupancy and equipment costs increased 2% for the quarter and 4% for the first nine months, reflecting increased costs related to headcount increases. Promotional and business development expenses increased $160,000, or 8%, for the current quarter and $1,001,000, or 17%, for the first nine months primarily due to increased promotional, travel and business entertainment expenses resulting from the continued expansion of the Company's business. The category of other operating expenses increased $677,000, or 37%, for the current quarter and $931,000, or 15%, for the first nine months of fiscal 1997, due primarily to an increase of $505,000 for the current quarter and $778,000 for the nine month period in legal costs related to pending litigation (see note D to the Consolidated Financial Statements (unaudited)).

Interest expense increased $952,000, or 49%, and $1,714,000, or 31%, for the fiscal three month and nine month periods in the current fiscal year when compared to the same period in fiscal 1996. The increase in interest expense is due to higher levels of short-term borrowings which increased primarily as a result of higher customer margin borrowings and a higher level of securities owned.

Income before income taxes for the fiscal quarter and fiscal nine months ended December 31, 1996 was $8,261,000 and $26,592,000, resulting in a pre-tax return on revenues of 13.12% and 14.00%, respectively. For the fiscal quarter and fiscal nine months ended December 29, 1995, income before income taxes was $7,236,000 and $21,316,000, resulting in a pre-tax return on revenues of 13.55% and 13.42%, respectively.

PART II.  OTHER INFORMATION
          -----------------

Item 1.       Legal Proceedings
              -----------------

              As reported in prior Form 10-Q's filed during the current fiscal year, McDonald Securities is a defendant in STEPHANIE TUBBS JONES ET. AL. V. MCDONALD & CO. SECURITIES, INC., ET. AL., (the "Jones Litigation") a lawsuit currently pending in Cuyahoga County Common Pleas Court. The action arose out of losses allegedly incurred by Cuyahoga County's Secured Assets Fund Earnings Program ("SAFE"). McDonald Securities and six other defendants have been named in the lawsuit. The complaint alleges that, in breach of various legal duties allegedly owed to the plaintiff, McDonald Securities and/or the other defendants enabled, facilitated and/or assisted the County's investment staff to engage in unsuitable and inappropriate investment and trading activities and practices. The plaintiff seeks to hold each of the defendants liable for compensatory and consequential damages. In addition, the complaint contains allegations of fraud and negligent misrepresentation against McDonald Securities and another defendant arising out of their respective roles as underwriters of two issuances of tax and current revenue anticipation notes (TANS/CRANS") during 1993 and 1994. The plaintiff seeks to hold McDonald Securities and the other defendant that participated as an underwriter of the TANS/CRANS offerings liable for compensatory, consequential and punitive damages. In February 1996, the Ohio Supreme Court disqualified all Cuyahoga County Common Pleas judges from hearing the Jones litigation and appointed an out-of-county judge to hear the case. In June 1996, the court denied motions to dismiss the plaintiff's claims filed by McDonald Securities and various other defendants. In October 1996, the defendants moved to disqualify the Cuyahoga County Prosecutor's office from the case on the grounds of prosecutorial misconduct and because certain employees of that office are witnesses to the events underlying the plaintiff's claims. The court has not yet acted on this motion. On December 23, 1996, McDonald Securities filed an answer denying the allegations of liability made by the plaintiff and raising a number of affirmative defenses to the plaintiff's allegations. McDonald Securities also filed counterclaims against the Cuyahoga County Board of Commissioners (the "Board"). McDonald Securities' counterclaims consist of a breach of contract claim arising out of representations and warranties made by the Board concerning the absence of material misstatements or omissions in the Official Statements for the TANS/CRANS offerings, and an estoppel claim arising out of McDonald Securities' justifiable reliance on assurances provided by the Board concerning, among other things, the investment experience of the Board's agents, the authorizations of the transactions in question by the Board's Investment Committee and the conformity of such transactions with the County's investment policies and procedures. The case is currently in the discovery stage and no trial date has been set. Based on the facts known to date, the Company believes that the plaintiff's claims against McDonald Securities are without merit, and intends to contest vigorously the allegations in the complaint.

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

              During the fiscal quarter ended December 31, 1996 the Company utilized 9,144 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Stock Option Plan for employees.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------
                                                                                             Sequential
                  (a.) The following exhibit is filed as part of this report:                    Page
                                                                                                 ----
Number
------
                  Exhibit 10(q) Documents Reflecting Line of Credit with
                                        Star Bank.................................................16

                  Exhibit 11   Statement re: Computation of Per Share Earnings ...................91

                  Exhibit 27   Financial Data Schedule BD ........................................


                  (b.)  Reports on Form 8-K:

                  The Company did not file a Report on Form 8-K during the fiscal quarter ended December 31, 1996.



*  Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     McDonald & Company Investments, Inc.
                                     ------------------------------------
                                                  (Registrant)

Date: February 6, 1997           By: /s/ William B.Summers, Jr.
      ----------------               ------------------------------------------
                                     William B. Summers, Jr.
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Date: February 6, 1997           By: /s/Robert T. Clutterbuck
      ----------------               ------------------------------------------
                                     Robert T. Clutterbuck
                                     Treasurer
                                     (Principal Financial Officer)

                      McDonald & Company Investments, Inc.

       Report on FORM 10-Q for the Fiscal Quarter ended December 31, 1996

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.           Description                                     Sequential Page
-----------           -----------                                     ---------------

     10(q)            Document Reflecting Line of Credit With
                      Star Bank..............................................  16

     11               Statement Re:  Computation of
                        Per Share Earnings...................................  91

     27               Financial Data Schedule................................


*     Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only