Form 10-K405
period 1997-03-28
MCDONALD & CO INVESTMENTS INC
filed 1997-06-19
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(MARK ONE)

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 28, 1997

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---   EXCHANGE ACT  OF 1934 [NO FEE REQUIRED]

For the transition period from_________________ to _________________

                          Commission file number 1-8526

                      McDONALD & COMPANY INVESTMENTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                    34-1391950
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

McDonald Investment Center
800 Superior Avenue, Cleveland, Ohio                            44114
----------------------------------------                        -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (216) 443-2300
                                                  ----------------

Securities Registered Pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------

Common Stock, par value $1.00 per share       New York Stock Exchange
Series A Junior Preferred Stock               New York Stock Exchange
Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ----     ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes X   No
                                ----   ----

        As of May 30, 1997, 9,018,938 shares of Common Stock, par value $1.00 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on May 30, 1997, which was $38.375 per share) was $294,816,820. For purposes of this information, the outstanding shares of Common Stock which were owned by all Directors and executive officers of the Registrant, were deemed to be the shares of Common Stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on July 30, 1997 are incorporated by reference into Part III of this Report.

        Except as otherwise stated, the information contained in this Report on Form 10-K is as of March 28, 1997.

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

        The Company's executive offices are located at McDonald Investment Center, 800 Superior Avenue, Cleveland, Ohio 44ll4-2603 and its telephone number is (216) 443-2300. The Company has 22 other offices in Ohio (including the Gradison Division in Cincinnati, Ohio and the S. J. Wolfe Division in Dayton,
Ohio) and 19 additional offices in 10 other states.


(b)  INDUSTRY SEGMENT DATA

        The Company is engaged in one line of business, that of a securities broker-dealer, which is comprised of several classes of products or services including underwriting and investment banking, principal and agency transactions, and investment advisory services.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL
-------

        The Company, through its principal subsidiary, McDonald Securities, operates a regional investment banking and brokerage business. The Company's activities include the origination, underwriting, distribution, trading and brokerage of fixed income and equity securities, investment advisory services, and investment research and other related services. On July 20, 1983, the Company succeeded to the business of McDonald & Company, a partnership, which was established in 1927. The Company has expanded to its present size primarily through internal growth rather than by acquisition, except for the merger with Gradison.

        The Company serves institutional customers which are located throughout the United States and in Canada, Europe, and the Far East. The Company's retail (individual) customers are primarily located in the tri-state region of Ohio, Michigan and Indiana. For the fiscal year ended March 28, 1997, approximately 53% of total revenues were derived from retail customers, 21% from institutional customers, 18% from non-customer related principal transactions, investment banking fees and other activities and 8% from interest and dividend income.

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

        The Company has a total of 42 offices in 11 states, all of which offices are leased. The Company has approximately 1,300 employees, of whom 322 are full-time retail investment consultants and 81 are full time institutional investment consultants.

REVENUES BY SOURCE
------------------

    The following table sets forth the revenues of the Company on a comparative basis for the three most recent fiscal years.

                                                                         McDonald & Company Investments, Inc.
                                           ---------------------------------------------------------------------------------------
                                                                                 Fiscal Year Ended
                                           ---------------------------------------------------------------------------------------
                                                   March 28, 1997                 March 29, 1996            March 31, 1995
                                                   ---------------                ---------------           ---------------

(Dollar amounts in thousands)

                                               Amount            %             Amount         %             Amount           %
                                           -------------     ---------      -----------   ---------     -------------     --------
Underwriting and
   investment banking:
     Corporate                                $ 60,651           23%       $ 45,672           20%       $  30,045          17%
     Limited partnership
        investments                              9,043            3           4,161            2            4,000           2
     Municipal                                   3,917            1           5,826            3            7,906           4
                                              --------       ------        --------       ------        ---------        ----
                                                73,611           27          55,659           25           41,951          23
Principal transactions:
     Unlisted stocks                            22,411            9          21,457            9           16,340           9
     Corporate bonds
        and preferred stocks                    11,303            4          10,914            5           11,073           7
     Municipal bonds                            10,128            4           9,001            4            7,346           4
     Government bonds                            6,130            2           6,470            3            5,768           3
     Mortgage-backed
        securities                               5,270            2           6,180            3            5,479           3
     Other                                         143            1              79            1             (123)         (1)
                                              --------       ------        --------       ------        ---------        ----
                                                55,385           22          54,101           25           45,883          25
Commissions:
     Listed stocks                              37,426           14          33,860           15           26,388          15
     Mutual funds and
       money market funds                       25,210            9          19,588            8           13,914           8
     Unlisted stocks                            10,618            4           8,411            4            4,867           3
     Annuities                                   5,356            2           3,510            2            3,963           2
     Options                                     1,297            1           1,129            1              922           1
                                              --------       ------        --------       ------        ---------        ----
                                                79,907           30          66,498           30           50,054          29
Investment management fees:
     Investment advisory fees                   14,717            6          10,333            5            6,935           4
     Mutual funds and money
       market funds                             10,419            4           9,509            4            9,026           5
                                              --------       ------        --------       ------        ---------        ----
                                                25,136           10          19,842            9           15,961           9

Interest and dividends                          20,406            8          17,170            8           19,197          11

Other                                            7,052            3           7,351            3            4,680           3
                                              --------       ------        --------       ------        ---------        ----

     Total revenues                           $261,497          100%       $220,621          100%       $ 177,726         100%
                                              ========       ======        ========       ======        =========        ====

UNDERWRITING AND INVESTMENT BANKING
-----------------------------------

        McDonald Securities participates in corporate and municipal securities distributions as a manager or co-manager of an underwriting syndicate or as a member thereof, or as a member of a selling group. Municipal securities are obligations issued by state and local governments, hospitals, public utility systems and industrial development authorities.

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

        McDonald Securities also markets investments in real estate, primarily qualified low-income housing tax credit funds, and similar ventures. These investments generally are in the form of limited partnership interests, which are primarily marketed to institutional investors. In most cases McDonald Securities originates such programs, and other subsidiaries of the Company may act as a general partner.

PRINCIPAL TRANSACTIONS
----------------------

        McDonald Securities actively engages in trading as principal in various phases of the over-the-counter securities business. To facilitate trading by its customers, McDonald Securities buys, sells and maintains inventories of municipal bonds, corporate bonds, government bonds, mortgage-backed securities, common stocks and preferred stocks in order to "make markets" in those securities. Revenues from principal transactions depend upon the general trend of prices and level of activity in the securities market, the skill of employees in market-making areas and the size of the inventories. Activities in trading as a principal require the commitment of capital and create an opportunity for profit and risk of loss due to market fluctuations. As of March 28, 1997, McDonald Securities made markets in the common stock or other equity securities of approximately 300 NASDAQ-quoted corporations, as well as other corporations with less actively traded securities. McDonald Securities has acted as a managing underwriter for and provides research coverage of certain of these corporations.

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

        The Securities and Exchange Commission has recently adopted significant market structure rules under the Securities and Exchange Act of 1934 involving the handling and execution of customer limit orders. A market maker in over-the-counter securities is now required to display in their quote the price and full size of customer limit orders. In addition, market makers are also required to display in their quote any better priced orders that the market maker places into an electronic network such as Selectnet or Instinet, unless an alternative provided by the rule is available. The effect of these rules will be to narrow spreads on NASDAQ trades and to reduce the potential for trading profit on dealer to dealer trades. Approximately 20% of the NASDAQ-quoted companies in which McDonald Securities makes a market are currently subject to these rules. Eventually, 100% of these companies will be subject to these rules. As more companies become subject to these rules, McDonald Securities' profitability from trading NASDAQ-quoted companies will be reduced.

        McDonald Securities is a dealer in corporate, mortgage-backed, and government fixed income securities which are carried in inventory primarily for distribution to individual and institutional customers. McDonald Securities buys, sells and positions mortgage-derivative securities and structured notes. Holdings of high-yield securities are not material. McDonald Securities may enter into short positions in United States Treasury securities in order to hedge its interest rate risk related to fixed income securities.

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

COMMISSIONS
-----------

        In executing customers' orders to buy or sell listed securities and unlisted stocks and bonds in which it does not make a market, McDonald Securities generally acts as an agent and charges a commission which is competitive within the industry.

INVESTMENT MANAGEMENT FEES
--------------------------

        Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment advisory fees earned related to individual managed accounts.

        Under asset management programs, the Company provides investment advisory services to individual, corporate and employee benefit plan clients. Investment advisory fees for the fiscal year ended March 28, 1997 from individual managed accounts represented approximately 58% of total revenues from investment management fees.

        As of March 28, 1997, McDonald Securities is the investment advisor to and the distributor of the following mutual funds: Gradison-McDonald Cash Reserve Trust, which is comprised of one portfolio, Gradison U.S. Government Reserves ("GMU", a money market fund investing in U.S. Government Securities), Gradison Custodian Trust, which is comprised of one portfolio, Gradison Government Income Fund ("GIF", a U.S. Government Securities income fund), Gradison-McDonald Municipal Custodian Trust, which is comprised of one portfolio, Gradison Ohio Tax-Free Income Fund ("GMO", a double tax-free income fund for Ohio investors), Gradison Growth Trust, which is comprised of four portfolios, Gradison Established Value Fund ("EST", a common stock fund investing in large, established companies), Gradison Opportunity Value Fund ("OPP", a common stock fund investing in small companies), Gradison Growth & Income Fund ("GRI", a common stock fund seeking long-term growth of capital, current income and growth of income) and Gradison International Fund ("INT", a common stock fund investing in non-United States companies). INT was established during the fiscal year ended March 29, 1996. All of these funds are diversified, open-end management investment companies.

        As of March 29, 1996, McDonald Securities was also the investment advisor to and sole distributor of Gradison-McDonald Intermediate Municipal Income Fund ("IMI," an intermediate term municipal income fund), a portfolio in the Gradison-McDonald Municipal Custodian Trust. IMI, a diversified, open-ended management investment company, was liquidated on August 16, 1996.

        The following summarizes the number of accounts and the size of each of the Funds as of March 28, 1997 and March 29, 1996:

                                                              March 28, 1997                      March 29, 1996
                                                      -----------------------------     -------------------------------

Funds                                                    Accounts            $            Accounts             $
-----                                                --------------   -------------    -------------     -------------
                                                                      (in thousands)                     (in thousands)
Gradison-McDonald Cash Reserve Trust
     U.S. Government Reserves                            91,036         1,555,308          85,080         1,414,256

Gradison Custodian Trust
     Government Income Fund                               4,744           155,799           5,337           180,652

Gradison-McDonald Municipal Custodian Trust:
     Ohio Tax-Free Income Fund                            1,464            76,336           1,578            72,100
     Intermediate Municipal Income Fund                    --                --               272            13,594

Gradison Growth Trust:
     Established Value Fund                              15,049           443,385          13,859           363,005
     Opportunity Value Fund                               6,340           117,469           6,151            99,636
     Growth & Income Fund                                 1,783            26,007             876            11,591
     International Fund                                   1,881            24,372           1,196            14,067

                                                        -------         ---------         -------         ---------
Total                                                   122,297         2,398,676         114,349         2,168,901
                                                        =======         =========         =======         =========

----------------------------------

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

INTEREST AND DIVIDENDS
----------------------

        A significant portion of the Company's pretax income is derived from interest income net of interest expense. The amount of interest and dividend income is directly impacted by the level of securities owned and customer margin account balances, and by general fluctuations in interest rates. Approximately 57% of interest and dividend income represents interest charged to customers on the amount borrowed to finance margin transactions. The rate of interest charged to customers is based on the broker's call money rate (the interest rate on bank loans to brokers secured by firm and customers' margin account securities) to which an additional amount, up to 2.5%, is added depending on the size of the debit balance. Approximately 33% of the Company's interest and dividend income is generated from securities owned. Of the remaining 10% of the Company's interest and dividend income, approximately 8%, is generated from securities borrowed and approximately 2% represents dividend income.

OTHER
-----

        During the fiscal year ended March 28, 1997, approximately 29% of other income represents service fees, IRA administration fees, and other retail-related revenues compared to 27% and 37%, respectively, for the fiscal years ended in March 1996 and 1995. Approximately 44% of other income represents transfer agent fees and other fees derived from the Company's money market and mutual funds compared to 36% and 49%, respectively, for the fiscal 1996 and 1995 years. For the fiscal year ended March 28, 1997, 17% of other income represented revenues related to certain venture capital investments, compared to 24% in fiscal 1996 and 6% in fiscal 1995. The Company periodically invests in venture capital and other investments in the form of limited partnerships, general partnerships and equity positions. Miscellaneous income represented 10%, 13% and 8% of other income, respectively, in the fiscal years ended March 1997, 1996 and 1995.

RETAIL BUSINESS
---------------

        During the fiscal year ended March 28, 1997, approximately 72% of the Company's total revenues from customers were from individuals. During the fiscal year ended March 28, 1997, approximately 28% of the revenues from individual accounts were derived from agency transactions in listed and unlisted securities. Individual commission rates on agency transactions are based upon a schedule which is competitive within the securities industry. Discounts from the schedule may be granted to retail customers on large trades.

        Approximately 29% of revenues from individual customers were derived from propriety and nonpropriety mutual funds. These revenues include sales charges, fees received from the funds under Section 12(b)(1), and advisory fees and other fee income related to the propriety mutual funds. Approximately 20% of retail-related revenues are derived from principal transactions in equity and debt securities. The remaining 23% of retail-related revenues include revenues from the sale of investment banking products and revenues from the sale of annuities, life insurance and other products.

INSTITUTIONAL BUSINESS
----------------------

        During the fiscal year ended March 28, 1997, approximately 28% of the Company's total revenues from customers were from institutions. Institutional customers include banks, insurance companies, thrift institutions, pension funds, mutual funds and money managers. During the fiscal year ended March 28, 1997, approximately 50% of the revenues from institutional accounts were derived from principal transactions, 31% from investment banking and 19% from agency transactions. Commissions charged on agency transactions on behalf of institutional customers are on a negotiated basis and represent a significant discount from the Company's retail commission schedule.

MARGIN ACCOUNTS
---------------

        Customers' transactions in securities are effected on either a cash or margin basis. Purchases and sales on a cash basis require full payment or delivery of securities by the designated settlement date, generally the third business day following the transaction date. McDonald Securities is at risk in the event a customer fails to settle a trade and the value of the securities declines, for a customer purchase or increases, for a customer sale, subsequent to the transaction date. In a margin account, the customer pays a portion of the cost of securities purchased and the broker-dealer makes a loan for the balance, secured by the securities purchased or other securities owned by the investor. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements and McDonald Securities' internal policies, which in some instances are more stringent than Regulation T or NYSE margin requirements. Currently, in most transactions Regulation T limits the amount loaned to a customer for the purchase of a particular security to 50% of the purchase price. In the event of a decline in the market value of the securities in a customer's margin account, a member firm, under NYSE rules, is required to have the customer deposit cash or additional securities so that the loan to the customer is no greater than 75% of the value of collateral securities in the account. In permitting customers to purchase securities on margin, McDonald Securities is subject to the risk of a market decline which could reduce the value of its collateral below the customers' indebtedness.

SECURITY REPURCHASE ACTIVITIES
------------------------------

        McDonald Securities acts as principal in the purchase and sale to its customers of securities of the United States Government and its agencies, including repurchase agreements in such securities. McDonald Securities may match purchases and sales of these securities and is at risk to the extent that it does not properly match the contracts or their customers are unable to meet their obligations, especially during periods of rapidly changing interest rates and fluctuations in market conditions. All positions are collateralized. McDonald Securities generally takes physical possession of securities purchased under agreements to resell. Such agreements provide McDonald Securities with the right to maintain the relationship between the market value of the collateral and the receivable. Typically, these contracts are entered into only with clients of substantial size and credit-worthiness. McDonald Securities also utilizes securities sold under repurchase agreements as a means of financing portions of its trading inventories and facilitating hedging transactions.

SECURITIES BORROWING AND LENDING ACTIVITIES
-------------------------------------------

        McDonald Securities borrows securities from other brokers and dealers to facilitate short sales and clearance and delivery of securities that have been sold by their customers when such customers fail to deliver securities prior to settlement date. McDonald Securities also borrows securities to cover short positions in NASDAQ securities in the ordinary course of business in its over-the-counter trading operations. McDonald Securities pays to the lending broker a cash deposit generally equal to 102 percent of the market value of the securities borrowed and receives interest on the cash deposit. McDonald Securities is at risk to the extent that the securities it borrows decline in value and the loaning broker fails to return McDonald Securities' cash deposit.

        When engaging in securities lending activities, McDonald Securities lends excess customer margin securities to the borrowing broker and collects cash deposits that collateralize the securities loaned. In securities lending transactions, McDonald Securities is at risk to the extent that it does not maintain the relationship between the market value of securities loaned and the value of the cash deposit held.


RESEARCH SERVICES
-----------------

        McDonald Securities maintains both an equity and fixed income research staff which concentrates its efforts on regional research services for both retail and institutional customers. McDonald Securities employs 26 equity analysts who cover approximately 250 companies, a majority of which maintain their headquarters in the Midwest. 9 of the 26 analysts are Chartered Financial Analysts.

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


COMPETITIVE FACTORS
-------------------

       Considerable consolidation has occurred in the securities industry as numerous securities firms have either ceased operation or been acquired by other securities firms, in many cases resulting in firms with greater financial resources than firms such as McDonald Securities. In addition, a number of substantial companies (mostly commercial banks) not previously engaged in the securities business have made investments in and acquired securities firms. These developments have resulted in significant additional competition for McDonald Securities. Increasing competitive pressures in the securities industry are requiring regional firms such as McDonald Securities to offer to their customers many of the financial services which are provided by much larger securities firms that have substantially greater resources and may have greater operating efficiencies than McDonald Securities.

---------------------------

       McDonald Securities competes with other securities firms and with banks, insurance companies, and other financial institutions principally on the basis of service, product selection, price, location and reputation in local markets. McDonald Securities operates at a price disadvantage to discount brokerage firms that do not offer equivalent services. These firms generally effect transactions at lower commission rates on an "execution only" basis, without offering other services such as investment advice and research which are provided by "full-service" brokerage firms such as McDonald Securities. In addition, some discount brokerage firms have increased the range of services which they offer. The existence of and anticipated continued increase in the number of discount brokerage firms and services provided by such firms may adversely affect the Company.

       Certain institutions, notably commercial banks and thrift institutions, have become a competitive factor by offering certain investment banking and corporate and individual financial services traditionally provided only by securities firms. With the prior approval of the Federal Reserve, securities subsidiaries of bank holding companies may now underwrite and deal in corporate debt and equity securities, provided that they comply with certain firewalls and that the revenues from such activities do not exceed 25 percent of the securities subsidiary's total revenues. Legislative proposals currently under consideration would eliminate this limit on such activities and would permit banks, bank holding companies and their subsidiaries and affiliates to offer additional services which have traditionally been provided only by securities and money management firms. While it is presently not possible to predict the type and extent of competitive services which banks and other institutions ultimately may offer or the extent to which administrative or legislative barriers will be repealed or modified, to the extent that such services are offered on a large scale, securities firms such as McDonald Securities may be adversely affected.

EMPLOYEES
---------

       The Company has 1,291 employees, of whom 18 have senior managerial responsibilities, 403 are full-time investment brokers, 250 are engaged in other production areas, including trading, research, investment banking, and investment advisory, and 620 are employed in processing securities transactions, accounting, management information systems, mutual fund services, personnel and other administrative services.

       Competition among securities firms and other competitors for successful investment brokers, securities traders, investment bankers and research analysts is intense. The Company recognizes the importance of hiring, training and retaining investment brokers. The Company trains new investment brokers who are required to take examinations given by the NYSE, the NASD and various states in order to be registered and qualified. The Company also provides ongoing training programs for investment brokers. The Company has experienced a relatively low rate of turnover of investment brokers. From time to time, however, the Company experiences the loss of valuable personnel.

       The Company considers its employee relations to be good and believes that its compensation and employee benefits, which include medical, life and disability insurance, and a 401(k) defined contribution and profit-sharing plan, are competitive with those offered by other securities firms. None of the Company's employees is covered by a collective bargaining agreement.

REGULATION
----------

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


NET CAPITAL REQUIREMENTS
------------------------

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

--------------------------------

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

     In computing net capital, various adjustments are made to net worth with a view to excluding assets which are not readily convertible into cash and to a conservative statement of the other assets such as a firm's position in securities. Compliance with the Uniform Net Capital Rule may limit those operations of a firm which require the use of its capital for purposes of maintaining the inventory required for trading in securities, underwriting securities and financing customer margin account balances. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of a broker-dealer to expand or even maintain its present level of business. Net capital and aggregate debit balances change from day to day. At March 28, 1997, McDonald Securities' net capital was $78,724,000 which was 39% of its aggregate debit balances and $74,686,000 in excess of the minimum required net capital.

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

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

             Not Applicable.

ITEM 2.  PROPERTIES.

        The Company has a total of 42 offices in 11 states, all of which are leased under lease agreements expiring from 1997 to 2009. Certain of these leases have renewal options. The table below sets forth the location of each of the Company's offices and the number of full-time investment brokers in each office:

HEADQUARTERS                       Mansfield (4)                   KENTUCKY
------------                       Pepper Pike (22)                   Crestview Hills (4)
     Cleveland (55)                Rocky River (19)
                                   Sandusky (3)                    MASSACHUSETTS
                                   Strongsville (5)                   Boston (4)
DIVISIONS                          Toledo (4)
---------                          Willoughby Hills (11)
Gradison Division
   Cincinnati, Ohio
S. J. Wolfe Division                                               MICHIGAN
   Dayton, Ohio                                                       Ann Arbor (7)
                                                                      Battle Creek (2)
BRANCHES                        CALIFORNIA                            Birmingham (21)
--------                           Los Angeles (4)                    East Lansing (6)
     OHIO                                                             Grand Rapids (15)
         Akron (11)             FLORIDA                               Grosse Pointe Woods (7)
         Canfield (7)              Naples (9)                         Holland (2)
         Canton (6)
         Chillicothe (1)                                           NEW JERSEY
         Cincinnati (46)        GEORGIA                               Jersey City (19)
         Columbus (6)              Atlanta (4)
         Dayton (6)
         Dublin (6)             ILLINOIS                           TENNESSEE
         Elyria (9)                Chicago (7)                        Memphis (10)
         Findlay (5)
         Hudson (4)             INDIANA
         Kenwood (10)              Elkhart (6)
         Kettering (5)             Fort Wayne (6)
         Lancaster (3)             Indianapolis (12)
         Lima (2)                  Indianapolis North (8)


        The Company's executive office and largest sales office is located in Cleveland, Ohio. The Company's order entry, trading, investment banking, research, operations and accounting activities are primarily centralized in the Cleveland office. The office, which occupies approximately 158,500 square feet of space, is operated under a lease expiring in 2009. The Gradison Division of McDonald Securities is located in Cincinnati, Ohio. The Gradison Division office, which occupies approximately 48,000 square feet of space, is operating under a lease expiring in 2008. Personnel at the Gradison Division are primarily involved in the mutual fund and investment advisory operations, retail sales, management, and also certain accounting and administrative functions. The S. J. Wolfe Division was opened in December, 1990 when the Company acquired certain assets and the business of S. J. Wolfe & Co., a stock brokerage firm. The S. J. Wolfe Division has an over-the-counter trading operation.

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

        McDonald Securities is a defendant in STEPHANIE TUBBS JONES ET. AL. V. MCDONALD & CO. SECURITIES, INC., ET. AL. (the "Jones Litigation"), a lawsuit currently pending in Cuyahoga County, Ohio, Court of Common Pleas. The action arose out of losses allegedly incurred by Cuyahoga County's Secured Assets Fund Earnings Program ("SAFE"). McDonald Securities and six other defendants have been named in the lawsuit. The complaint alleges that, in breach of various legal duties allegedly owed to the plaintiff, McDonald Securities and/or the other defendants enabled, facilitated and/or assisted the County's investment staff to engage in unsuitable and inappropriate investment and trading activities and practices. The plaintiff seeks to hold each of the defendants liable for compensatory and consequential damages. In addition, the complaint contains allegations of fraud and negligent misrepresentation against McDonald Securities and another defendant arising out of their respective roles as underwriters of two issuances of tax and current revenue anticipation notes ("TANS/CRANS") during 1993 and 1994. The plaintiff seeks to hold McDonald Securities liable for compensatory, consequential and punitive damages as a result of its role as an underwriter of the TANS/CRANS offerings. In June 1996, the court denied motions to dismiss the plaintiff's claims filed by McDonald Securities and various other defendants. In February 1997, the court granted defendants' motion to disqualify the Cuyahoga County Prosecutor's Office from the case. That ruling is currently being appealed by the plaintiff. In April 1997, pursuant to a stipulation entered into between the plaintiff and McDonald Securities' co-defendant in the allegations related to the TANS/CRANS offerings, the plaintiff dismissed its TANS/CRANS claims against the co-defendant, without prejudice.

        On December 23, 1996, McDonald Securities filed an answer denying the allegations of liability made by the plaintiff and raising a number of affirmative defenses to the plaintiff's allegations. McDonald Securities also filed counterclaims against the Cuyahoga County Board of Commissioners (the "Board"). McDonald Securities' counterclaims consist of a breach of contract claim arising out of representations and warranties made by the Board concerning the absence of material misstatements or omissions in the Official Statements for the TANS/CRANS offerings, and an estoppel claim arising out of McDonald Securities' justifiable reliance on assurance provided by the Board concerning, among other things, the investment experience of the Board's agents, the authorizations of the transactions in question by the Board's Investment Committee and the conformity of such transactions with the County's investment policies and procedures. The case is currently in the discovery stage and no trial date has been set. Based on the facts known to date, the Company believes that the plaintiff's claims against McDonald Securities are without merit, and intends to contest vigorously the allegations in the complaint.

        On February 29, 1996, the Company filed an application (the "Application") with the Securities and Exchange Commission pursuant to Section 9(c) of the Investment Company Act of 1940 (the "Investment Company Act") for a Temporary Order and a Permanent Order exempting it from the provisions of
Section 9(a)(1) of the Investment Company Act. That section prohibits, among other things, any person convicted of a misdemeanor arising out of such person's conduct as a broker-dealer from serving as an investment advisor to, or principal underwriter for, any registered investment company. The Application was prompted by the decision of the Franklin County Court of Common Pleas that the Company violated Section 101.41(C) of the Ohio Revised Code by failing to accurately report certain lawful expenditures (i.e., payments of honoraria to speakers at Company-sponsored meetings) during 1993. The Company has been granted temporary exemptions by the SEC, and its application for a Permanent Order exempting it from Section 9(a)(1) is currently pending. Based upon its discussions with the staff of the SEC and the treatment of similarly situated persons in prior proceedings, the Company has no reason to believe that its application for a permanent exemption will not be granted.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

   (Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

The following table sets forth the executive officers of the Company and certain other information with respect to each individual, including the years certain individuals were partners in the Partnership, the predecessor to the Company's business. Except for Mr. Weston, each of the executive officers listed below is a Director of McDonald Securities.

        NAME                AGE                PRINCIPAL OCCUPATION
        ----                ---                --------------------

Thomas M. O'Donnell         61      Chairman of the Company since April 1, 1989;
                                    Director of the Company since June 7, 1983;
                                    Chairman of McDonald Securities from April
                                    1, 1989 to August 1, 1995; Chief Executive
                                    Officer of the Company from April 1, 1989 to
                                    January 1, 1994; President of the Company and McDonald Securities from July 23, 1984 to April 1, 1989; Secretary of the Company from June 7, 1983 to July 23, 1984; Managing
                                    Director (Corporate Finance and Special
                                    Products) and Secretary of McDonald
                                    Securities from June 7, 1983 to July 23,
                                    1984; Partner from 1968 to 1990 and Managing
                                    Partner from 1989 to 1990.

William B. Summers, Jr.     47      Director of the Company since June 7, 1983;
                                    Chief Executive Officer of the Company and
                                    McDonald Securities since January 1, 1994;
                                    President of the Company since April 1,
                                    1989; Chairman of McDonald Securities since
                                    August 2, 1995; President of McDonald
                                    Securities from April 1, 1989 to August 1,
                                    1995; Executive Vice President of the
                                    Company and McDonald Securities from
                                    November 1, 1988 to April 1, 1989; Managing
                                    Director (Fixed Income Institutional Sales) of McDonald Securities from June 7, 1983 to
                                    November 1, 1988; Partner from 1975 to 1990.

Robert T. Clutterbuck       46      Director of the Company since August 7,
                                    1996; President and Chief Operating Officer of McDonald Securities since August 2, 1995;
                                    Treasurer of the Company since January 1,
                                    1994; Chief Financial Officer of McDonald
                                    Securities from January 1, 1994 to June 14,
                                    1996; Executive Managing Director of
                                    McDonald Securities from January 1, 1994 to
                                    August 1, 1995; Senior Managing Director
                                    (Municipal Bond Trading and Underwriting) of
                                    McDonald Securities from June 1, 1992 to
                                    December 31, 1993; Managing Director from
                                    May 1, 1987 to May 31, 1992; Senior Vice
                                    President from May 1, 1984 to April 30,
                                    1987; First Vice President from June 7, 1983 to April 30, 1984; Partner from 1978 to
                                    1990.

Daniel F. Austin            45      Vice Chairman of McDonald Securities since
                                    August 2, 1995; Senior Managing Director
                                    (Corporate and Public Finance) of McDonald
                                    Securities from June 1, 1992 to August 1,
                                    1995; Managing Director from January 4, 1991 to May 31, 1992; Senior Vice President from
                                    May 1, 1986 to January 3, 1991; First Vice
                                    President from May 1, 1985 to April 30,
                                    1986.

Jack N. Aydin               56      Managing Director (Resident Manager - Jersey
                                    City, New Jersey) of McDonald Securities since May 1, 1988; Senior Vice President from May 1, 1986 to April 30, 1988; First
                                    Vice President from June 7, 1983 to April
                                    30, 1986; Partner from 1977 to 1990.

             NAME           AGE                PRINCIPAL OCCUPATION
             ----           ---                --------------------

Eugene H. Bosart III        54      Senior Managing Director (Regional Sales
                                    Manager - Michigan) of McDonald Securities since June 15, 1996; Managing Director from
                                    May 1, 1987 to June 14, 1996; Senior Vice
                                    President from June 7, 1983 to April 30,
                                    1987; Partner from 1972 to 1990.

Thomas G. Clevidence        47      Senior Managing Director (Human Resources
                                    and Community Affairs) of McDonald
                                    Securities since June 15, 1996; Managing
                                    Director (Human Resources and Community
                                    Affairs) from January 2, 1996 to June 14,
                                    1996; Managing Director (Human Resources) from July 1, 1992 to June 14, 1996; Vice
                                    President - Corporate Employment, Society
                                    Corporation/Ameritrust Corporation, from
                                    October 1989 to June 30, 1992; Senior
                                    Manager, Ernst & Young, from 1982 to October
                                    1989.

Ralph Della Ratta           43      Senior Managing Director (Corporate Finance)
                                    of McDonald Securities since June 1, 1996;
                                    Managing Director from June 1, 1992 to May
                                    31, 1996; Senior Vice President from June 1,
                                    1991 to May 31, 1992; First Vice President from June 1, 1990 to May 31, 1991; Vice
                                    President from October 12, 1987 to May 31,
                                    1990.

Dennis J. Donnelly          47      Senior Managing Director (Operations) of
                                    McDonald Securities since June 1, 1992;
                                    Managing Director from May 1, 1987 to May
                                    31, 1992; Senior Vice President from May 1,
                                    1984 to April 30, 1987; First Vice President from June 7, 1983 to April 30, 1984; Partner from 1980 to 1990.

David W. Ellis, III         41      Managing Director (Gradison-McDonald Asset
                                    Management) Gradison Division of McDonald
                                    Securities, since June 15, 1996; Senior Vice
                                    President, Gradison Division of McDonald
                                    Securities, from October 4, 1991 to June 14,
                                    1996; Director of Gradison & Company
                                    Incorporated from January 1, 1987 to October
                                    3, 1991; Senior Vice President, Gradison &
                                    Company Incorporated from September 1, 1988 to October 3, 1991; Vice President from
                                    September 1, 1980 to August 31, 1988.

Patricia J. Jamieson        42      Senior Managing Director (Chief Financial
                                    Officer) of McDonald Securities since June
                                    1, 1997; Managing Director and Chief
                                    Financial Officer from June 15, 1996 to May
                                    31, 1997; Chief Accounting Officer of
                                    McDonald Securities from August 2, 1995 to
                                    June 14, 1996; Senior Vice President since
                                    June 1, 1991; First Vice President from May
                                    1, 1985 to May 31, 1991; Vice President from
                                    August 15, 1984 to April 30, 1985; Associate
                                    Vice President from October 3, 1983 to
                                    August 14, 1984.

David W. Knall              52      Senior Managing Director (Resident Manager -
                                    Indianapolis, Indiana) of McDonald
                                    Securities since June 15, 1996; Managing
                                    Director from June 7, 1983 to June 14, 1996;
                                    Partner from 1973 to 1990.

             NAME           AGE               PRINCIPAL OCCUPATION
             ----           ---               --------------------

Thomas M. McDonald          50      Senior Managing Director (Private Client
                                    Group) of McDonald Securities since June 1,
                                    1997; Managing Director from June 1, 1993 to
                                    May 31, 1997; Senior Vice President from
                                    September 27, 1991 to May 31, 1993; Senior
                                    Vice President of Prescott Ball & Turben, a division of Kemper Securities Group, Inc.
                                    from February 1988 to September 26, 1991.

Lawrence T. Oakar           62      Managing Director (Private Client Group) of
                                    McDonald Securities since June 15, 1996;
                                    Senior Vice President from May 1, 1986 to
                                    June 14, 1996; First Vice President from
                                    July 20, 1983 to April 30, 1986; Partner from 1979 to 1990.

John F. O'Brien             60      Senior Managing Director (Private Client
                                    Group) of McDonald Securities since June 1,
                                    1992; Managing Director from June 17, 1983 to May 31, 1992; Partner from 1971 to 1990.

James C. Redinger           60      Senior Managing Director (Equity
                                    Institutional Sales and Trading) of McDonald
                                    Securities since June 1, 1992; Managing
                                    Director from May 1, 1987 to May 31, 1992;
                                    Senior Vice President from May 1, 1984 to
                                    April 30, 1987; First Vice President from
                                    June 7, 1983 to April 30, 1984; Partner from
                                    1980 to 1990.

David D. Sutcliffe          36      Managing Director (Fixed Income Sales) of
                                    McDonald Securities since June 15, 1996;
                                    Senior Vice President from May 1, 1989 to
                                    June 14, 1996; First Vice President from May
                                    1, 1987 to April 30, 1989; Vice President from 1984 to April 30, 1987.

Bradley E. Turner           38      Senior Managing Director (Gradison-McDonald
                                    Asset Management) of McDonald Securities since June 15, 1996; Managing Director
                                    (Gradison-McDonald Asset Management) of
                                    McDonald Securities from June 1, 1995 to
                                    June 14, 1996; Senior Vice President
                                    (Portfolio Strategies Group) from June 1,
                                    1992 to May 31, 1995; First Vice President
                                    (Portfolio Strategies Group) from June 1,
                                    1990 to May 31, 1992; Vice President from
                                    May 1, 1988 to May 31, 1990; Associate Vice
                                    President from May 1, 1986 to April 30,
                                    1988.

Donald E. Weston            61      Director of the Company since October 4,
                                    1991; Chairman and Chief Executive Officer of the Gradison Division of McDonald
                                    Securities since October 4, 1991; Chairman of the Board and Chief Executive Officer of Gradison & Company Incorporated from
                                    January, 1982 to October 4, 1991; Trustee and Chairman of the Board of the Gradison-McDonald Cash Reserves Trust since
                                    August, 1982; of the Gradison Growth Trust since August, 1983; of the Gradison
                                    Custodian Trust since September, 1987 and of the Gradison-McDonald Municipal Custodian
                                    Trust since September, 1992.

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

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE.

         None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding Directors appearing under the caption of "Election of Directors" in the registrant's definitive Proxy Statement to be used in connection with Annual Meeting of Stockholders to be held on July 30, 1997 (the "1997 Proxy Statement") is incorporated herein by reference. Information regarding executive officers of the Registrant is set forth in Part I of this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to "Stock Ownership of Principal Holders and Management" in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference to "Certain Transactions" in the 1997 Proxy Statement.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  DOCUMENT LIST

1.  Financial Statements

         The following financial statements and other information are filed as part of this Form 10-K Annual Report herein at Exhibit 99(d).

McDonald & Company Investments, Inc. and Subsidiaries:
------------------------------------------------------

         (i) Consolidated Statements of Income--fiscal years ended March 28, 1997, March 29, 1996 and March 31, 1995

         (ii) Consolidated Statements of Financial Condition--March 28, 1997 and March 29, 1996

         (iii) Consolidated Statements of Changes in Stockholders' Equity--fiscal years ended March 28, 1997, March 29, 1996 and March 31, 1995

         (iv) Consolidated Statements of Cash Flows--fiscal years ended March 28, 1997, March 29, 1996 and March 31, 1995

         (v)     Notes to Consolidated Financial Statements--March 28, 1997

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

3.  Exhibits Required by Securities and Exchange Commission
    Regulation S-K

(a)  The following exhibits are filed as part of this Report:

        Exhibit                                                                                   Sequential Page
        -------                                                                                   ---------------

         11            Statement Re: Computation of Per Share Earnings                                        29
         21            Subsidiaries of the Registrant.....................................................    30
         23            Consent of Independent Auditors....................................................    32
         27            Financial Data Schedule BD
         99(a)         Supplementary Financial Data - Quarterly Data
                         (Unaudited)......................................................................    33
         99(b)         Selected Financial Data............................................................    34
         99(c)         Management's Discussion and Analysis of Results of
                         Operations and Financial Condition...............................................    35
         99(d)         Consolidated Financial Statements of the Company and Independent Auditors'
                         Report thereon listed under Item 14(a)(1)........................................    41

(b)  The following exhibits are incorporated herein by reference:

         2(a): Agreement and Plan of Reorganization dated as of July 24, 1991 by and among the Registrant, McDonald & Company Securities, Inc. and
         Gradison & Company Incorporated (incorporated by reference to Exhibit
         2.1 to the Company's Amendment No. 1 to Form S-4 Registration Statement
         (Reg. No. 33-42566), which became effective on September 13, 1991)

         2(b): Form of First Amendment to the Agreement and Plan of
         Reorganization by and among the Registrant, McDonald & Company
         Securities, Inc. and Gradison & Company Incorporated (incorporated by reference to Exhibit 2.2 to the Company's Amendment No. 1 to Form S-4
         Registration Statement (Reg. No. 33-42566), which became effective on
         September 13, 1991)

         2(c): Form of Agreement of Merger by and among the Registrant, McDonald
         & Company Securities, Inc. and Gradison & Company Incorporated
         (incorporated by reference to Exhibit 2.3 to the Company's Amendment
         No. 1 to Form S-4 Registration Statement (Reg. No. 33-42566), which became effective on September 13, 1991)

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

         10(a): Stock Option Plan (incorporated by reference to Exhibit 4(b) to the Company's Form S-8 Registration Statement (Reg. No. 33-ll335), which became effective on February 2, 1987)*

         10(b): 1990 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement (Reg. No. 33-37603), which became effective on November 5,
         1990)*

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

         10(m): 1995 Key Employees Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting held on August 2, 1995)*

         10(n): 1995 Stock Option Plan for Non-Officer Directors (incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting held on August 7, 1996)*

* Management contract or compensatory plan or arrangement identified pursuant to
Item 14(c) of this Form 10-K.

         10(o): Lease Agreement dated May 21, 1996 for the Company's Gradison Division, which became effective July 1, 1996 (incorporated by reference to Exhibit 10(p) to the Company's Form 10-Q for the fiscal quarter ended September 27, 1996)

         10(p): Documents reflecting line of credit with Star Bank ($20,000,000) (incorporated by reference to Exhibit 10(q) to the Company's Form 10-Q for the fiscal quarter ended December 31, 1996)

         10(q): First Amendment to the Stock Bonus Plan, which became effective March 30, 1996 (incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting to be held on July 30, 1997)*

ITEM 14(b)   REPORTS ON FORM 8-K.

         The Company did not file a current Report on Form 8-K during the fiscal quarter ended March 28, 1997.

OTHER
-----

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

         During the fiscal year ended March 28, 1997 the Company purchased 176,803 shares of the Company's Common Stock at an average price of $18.716 per share. During the fiscal year ended March 28, 1997, the Company utilized 83,362 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Company's stock option plans.







* Management contract or compensatory plan on arrangement identified pursuant to
Item 14(c) of this Form 10-K.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio on this 20th day of June, 1997.

                                McDONALD AND COMPANY INVESTMENTS, INC.

                                By:  /s/ William B. Summers, Jr.
                                   ---------------------------------------
                                    William B. Summers, Jr., President and
                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities indicated on                  .

Signature                                           Title:
---------                                           ------

/s/ William B. Summers, Jr.                         President and Director
--------------------------------------              (Principal Executive Officer)
William B. Summers, Jr.

/s/ Robert T. Clutterbuck                           Treasurer and Director (Principal
--------------------------------------              Financial and Accounting Officer)
Robert T. Clutterbuck

/s/ Thomas M. O'Donnell                             Chairman and Director
--------------------------------------
Thomas M. O'Donnell

/s/ Rena J. Blumberg                                Director
--------------------------------------
Rena J. Blumberg

 /s/ Jeanette Grasselli Brown                       Director
--------------------------------------
Jeanette Grasselli Brown

/s/ Edward Fruchtenbaum                             Director
--------------------------------------
Edward Fruchtenbaum

/s/ James A. Karman                                 Director
--------------------------------------
James A. Karman

/s/ David N. McCammon                               Director
--------------------------------------
David N. McCammon

/s/ Frederick R. Nance                              Director
--------------------------------------
Frederick R. Nance

/s/ Donald E. Weston                                Director
--------------------------------------
Donald E. Weston

                      McDonald & Company Investments, Inc.

          Report on FORM 10-K for the Fiscal Year ended March 28, 1997

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Description                                                           Sequential Page
-----------       -----------                                                           ---------------


    11            Statement Re: Computation of
                  Per Share Earnings.....................................................    29

    21            Subsidiaries of the Registrant.........................................    30

    23            Consent of Independent
                    Auditors.............................................................    32

    27            Financial Data Schedule BD

    99(a)         Supplementary Financial Data
                    Quarterly Data (Unaudited)...........................................    33

    99(b)         Selected Financial Data................................................    34

    99(c)         Management's Discussion and
                    Analysis of Results of Operations
                    and Financial Condition..............................................    35

    99(d)         Consolidated Financial Statements of the Company and Independent
                    Auditors' Report thereon listed under Item 14(a)(1)..................    41
