Form 10-Q
period 1997-06-27
MCDONALD & CO INVESTMENTS INC
filed 1997-08-04
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -------------------

                                    FORM 10-Q

(Mark One)
-----
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended                      June 27, 1997
                              -------------------------------------------------
                                       OR
-----
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from                            to
                              ----------------------------  -------------------

                          Commission file number 1-8526
                                                -----------

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,083,998 shares of Common Stock, par value $1.00 per share, were outstanding on July 30, 1997.

                                       (1)

                      McDONALD & COMPANY INVESTMENTS, INC.

                                      INDEX

                                                                                                                Page
                                                                                                                ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements -
          Consolidated statements of financial condition (unaudited) -
                    June 27, 1997 and March 28, 1997..........................................................   3

          Consolidated statements of income (unaudited) -
                    Fiscal three months ended June 27, 1997
                    and June 28, 1996.........................................................................   4

          Consolidated statements of cash flows (unaudited)
                    Fiscal three months ended June 27, 1997
                    and June 28, 1996.........................................................................   5

          Notes to consolidated financial statements (unaudited) -
                    June 27, 1997.............................................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation ...........................................................................   8

PART II - OTHER INFORMATION
---------------------------

          Item 1.  Legal Proceedings..........................................................................  12
          Item 5.  Other Information..........................................................................  13
          Item 6.  Exhibits and Reports on Form 8-K...........................................................  13


SIGNATURES ...................................................................................................  14

EXHIBIT INDEX ................................................................................................  15

                                       (2)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      MCDONALD & COMPANY INVESTMENTS, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except for share amount)

                                                         June 27, 1997   March 28, 1997
                                                         -------------   --------------
ASSETS
     Cash and cash equivalents                             $  12,136      $   8,907
     Receivable from customers                               183,210        179,606
     Receivable from brokers and dealers                      51,557         37,500
     Securities purchased under agreements
        to resell                                             87,233         43,943
     Securities owned                                        169,837        127,632
     Other receivables                                        34,804         42,597
     Furniture, equipment and leasehold
        improvements, at cost, less accumulated
        depreciation and amortization                         19,222         19,562
     Other assets                                             43,747         42,221
                                                           =========      =========
                                                           $ 601,746      $ 501,968
                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities
        Short-term borrowings                              $  43,185      $  46,285
        Payable to customers                                  70,321         55,656
        Payable to brokers and dealers                        49,233         44,476
        Securities sold under agreements to repurchase       108,058         67,151
        Securities sold but not yet purchased                 97,319         48,350
        Accrued compensation                                  18,191         33,548
        Accounts payable, accrued expenses and
            other liabilities                                 29,074         27,380
        Long-term borrowings                                  25,000         25,000
                                                           =========      =========
                                                           $ 440,381      $ 347,846
                                                           =========      =========

     Stockholders' equity
        Preferred Stock, without par value;
            200,000 shares authorized; none issued
        Common Stock, par value $1.00 per share;
            15,000,000 shares authorized
            (11,866,680 and 11,801,620 shares
            issued respectively)                              11,867         11,802
        Additional paid-in capital                            58,248         55,868
        Retained earnings                                    119,964        115,189
        Less treasury stock, at cost (2,782,682 and
        2,784,936 shares, respectively)                      (28,714)       (28,737)
                                                           ---------      ---------
                                                             161,365        154,122
                                                           =========      =========
                                                           $ 601,746      $ 501,968
                                                           =========      =========



See Notes to consolidated financial statements (unaudited).

                                       (3)

                      MCDONALD & COMPANY INVESTMENTS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Fiscal Three Months Ended
                                                      -------------------------

(In thousands, except for share and per share amounts)

                                                     June 27, 1997   June 28, 1996
                                                       (13 weeks)     (13 weeks)
                                                    --------------    ----------

Revenues:
     Underwriting and investment banking             $   10,472       $   21,246
     Principal transactions                              16,943           15,237
     Commissions                                         22,139           19,101
     Investment management fees                           7,464            5,576
     Interest and dividends                               5,681            4,658
     Other                                                1,863            1,514
                                                     ----------       ----------
                                                     $   64,562       $   67,332
                                                     ----------       ----------

Expenses:
     Employee compensation and benefits              $   37,130       $   39,960
     Interest                                             2,422            2,200
     Communications                                       3,602            3,649
     Occupancy and equipment                              5,021            4,337
     Promotion and development                            2,528            2,440
     Floor brokerage and clearance                          678              593
     Taxes, other than income taxes                       2,134            1,836
     Other operating expenses                             2,126            2,259
                                                     ----------       ----------
                                                     $   55,641       $   57,274
                                                     ----------       ----------

Income before income taxes                           $    8,921       $   10,058

Provision for income taxes                                3,300            3,600
                                                     ----------       ----------

Net income                                           $    5,621       $    6,458
                                                     ==========       ==========

Net income per share                                 $     0.61       $     0.71
                                                     ==========       ==========

Dividends per share                                  $   .09375       $     .085
                                                     ==========       ==========

Average number of shares and share
     equivalents outstanding                          9,188,000        9,135,000
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

                                       (4)

                      MCDONALD & COMPANY INVESTMENTS, INC.
                      ------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

(In thousands)

                                                                       Fiscal Three Months Ended
                                                                       -------------------------
                                                                     June 27, 1997   June 28, 1996
                                                                     -------------   -------------

OPERATING ACTIVITIES:
--------------------
Net Income                                                             $  5,621      $  6,458
Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                                     1,920         1,878
        Deferred compensation                                                73           256
        Deferred income taxes                                              (409)         (358)
        (Increase) decrease in receivable from customers                 (3,604)        1,799
        (Increase) decrease in receivable from brokers and dealers      (14,057)       10,784
        Increase in securities owned                                    (42,205)      (42,458)
        Decrease (increase) in other receivables                          7,793       (14,585)
        Increase (decrease) in payable to customers                      14,665        (9,959)
        Increase (decrease) in payable to brokers and dealers             4,757        (5,625)
        Increase in securities sold but not yet purchased                48,969        76,966
        Decrease in accrued compensation                                (12,903)       (4,852)
        Increase in accounts payable, accrued expenses and other          1,621         2,383
                                                                       --------      --------
        Net cash provided by operating activities                      $ 12,241      $ 22,687
                                                                       ========      ========


INVESTING ACTIVITIES:
--------------------
        Purchase of furniture, equipment and leaseholds                $ (1,416)     $ (3,396)
        Increase in other assets                                         (1,281)       (1,941)
                                                                       ========      ========
        Net cash used for investing activities                         $ (2,697)      $ (5337)
                                                                       ========      ========


FINANCING ACTIVITIES:
--------------------
        Increase in securities purchased under agreement to sell       $(43,290)      (71,231)
        (Decrease) increase in short-term borrowings                     (3,100)       11,762
        Increase in securities sold under agreements to repurchase       40,907        35,729
        Cash dividends                                                     (846)         (760)
        Purchase of treasury stock                                         --            (420)
        Proceeds from issuance of treasury stock                             14           215
                                                                       --------      --------
        Net cash used for financing activities                         $ (6,315)     $(24,705)
                                                                       --------      --------
        Increase (decrease) in cash and cash equivalents                  3,229        (7,355)
        Cash and cash equivalents at beginning of period                  8,907        12,376
                                                                       --------      --------
        Cash and cash equivalents at end of period                     $ 12,136      $  5,021
                                                                       ========      ========

See Notes to consolidated financial statements (unaudited)

                                       (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
June 27, 1997

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

NOTE D - SUBSEQUENT EVENT
-------------------------

On July 30, 1997, the Company declared a 100% stock dividend, which will be distributed on September 15, 1997, to shareholders of record on August 25, 1997. The financial statements do not reflect the effect of the stock dividend.
Future financial statements will be retroactively adjusted to reflect this stock dividend.

NOTE E - CONTINGENCIES
----------------------

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

                                       (6)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
June 27, 1997


CONTINGENCIES (cont.)
---------------------

McDonald Securities is a defendant in STEPHANIE TUBBS JONES ET. AL. V. MCDONALD & CO. SECURITIES, INC., ET. AL. (the "Jones Litigation"), a lawsuit currently pending in Cuyahoga County, Ohio, Court of Common Pleas. The action arose out of losses allegedly incurred by Cuyahoga County's Secured Assets Fund Earnings Program ("SAFE"). McDonald Securities and six other defendants have been named in the lawsuit. The complaint alleges that, in breach of various legal duties allegedly owed to the plaintiffs, McDonald Securities and/or the other defendants enabled, facilitated and/or assisted the County's investment staff to engage in unsuitable and inappropriate investment and trading activities and practices. The plaintiffs seek to hold each of the defendants liable for compensatory and consequential damages. In addition, the complaint contains allegations of fraud and negligent misrepresentation against McDonald Securities and another defendant arising out of their respective roles as underwriters of two issuances of tax and current revenue anticipation notes ("TANS/CRANS") during 1993 and 1994. The plaintiffs seek to hold McDonald Securities liable for compensatory, consequential and punitive damages as a result of its role as an underwriter of the TANS/CRANS offerings. In June 1996, the court denied motions to dismiss the plaintiffs' claims filed by McDonald Securities and various other defendants. In February 1997, the court granted defendants' motion to disqualify the Cuyahoga County Prosecutor's Office from the case. That ruling is currently being appealed by the plaintiffs. In April 1997, pursuant to a stipulation entered into between the plaintiffs and McDonald Securities' co-defendant in the allegations related to the TANS/CRANS offerings, the plaintiffs dismissed their TANS/CRANS claims against the co-defendant, without prejudice.

On December 23, 1996, McDonald Securities filed an answer denying the allegations of liability made by the plaintiffs and raising a number of affirmative defenses to the plaintiffs' allegations. McDonald Securities also filed counterclaims against one of the plaintiffs, the Cuyahoga County Board of Commissioners (the "Board"). McDonald Securities' counterclaims consist of a breach of contract claim arising out of representations and warranties made by the Board concerning the absence of material misstatements or omissions in the Official Statements for the TANS/CRANS offerings, and an estoppel claim arising out of McDonald Securities' justifiable reliance on assurance provided by the Board concerning, among other things, the investment experience of the Board's agents, the authorizations of the transactions in question by the Board's Investment Committee and the conformity of such transactions with the County's investment policies and procedures. The case is currently in the discovery stage and no trial date has been set. Based on the facts known to date, the Company believes that the plaintiffs' claims against McDonald are without merit, and intends to contest vigorously the allegations in the complaint.

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

The Company faces increasing competition from commercial banks and thrift institutions as these institutions offer certain investment banking and corporate and individual financial services traditionally provided only by securities firms. In that regard, the Federal Reserve Board has increased the percentage of a bank holding company's revenue that may be derived from the securities activities of non-bank affiliates, including underwriting, and eliminated or refined a number of "firewall" provisions that historically separated banks from their securities subsidiaries. In addition, legislastion designed to further ease the restrictions on banks' ability to underwrite securities and to reduce barriers to competition between banks and securities firms is under consideration by the United States Congress. The Company anticipates regulation of the securities industry to increase and that compliance with regulations may become more difficult. At present, the Company is unable to predict the extent of changes that may be enacted, or their effect on the Company's business.

The Company has formulated a comprehensive strategic plan which is periodically reviewed and revised. The plan emphasizes the Company's historical roots as a regional brokerage and investment banking firm. The Company has focused on the Ohio, Michigan and Indiana markets by increasing the number of sales representatives covering individual investors, as well as increasing investment banking activities in this region. The Company's institutional equity and fixed income sales departments cover accounts throughout the United States and internationally.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, brokers and dealers, securities purchased under agreements to resell, and securities owned approximate 90% of the Company's assets at June 27, 1997. These assets are financed by a number of sources, including the Company's capital and short-term borrowings.

At June 27, 1997, McDonald Securities had outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory capital.

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $330,000,000, of which $297,663,000 was unused at June 27, 1997. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.




                                       (8)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS (continued)
            ---------------------------------

LIQUIDITY AND CAPITAL RESOURCES (cont.)
---------------------------------------

Certain minimum amounts of capital must be maintained by the Company's principa broker/dealer subsidiary, McDonald Securities, to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At June 27, 1997, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $71,010,000, which was $66,707,000 in excess of the minimum required.

FISCAL THREE MONTH PERIOD ENDED JUNE 27, 1997
---------------------------------------------

Total revenues for the fiscal quarter ended June 27, 1997 were $64,562,000, a decrease of $2,770,000, or 4%, from revenues of $67,332,000 for the fiscal quarter ended June 28, 1996.

Net income for the fiscal quarter ended June 27, 1997 was $5,621,000, or $0.61 per share, compared with net income of $6,458,000, or $.71, per share, for the fiscal quarter ended June 28, 1996, which represents a decrease in net income of 13%.

The average number of shares and share equivalents outstanding were 9,188,000, for the fiscal three month period ended June 27, 1997 compared to 9,135,000, for the fiscal three months ended June 28, 1996.

Revenues from underwriting and investment banking decreased $10,774,000, or 51%, for the quarter when compared to the same period in the prior fiscal year. Revenues from corporate underwriting and investment banking decreased $11,017,000, or 53%, for the first quarter. The decrease in revenues from corporate underwriting and investment banking for the three month period is due primarily to decreased revenues from private placements of $9,837,000 for the first quarter. Included in private placement revenues during the first three months of the prior fiscal year were fees of $9,336,000 from a single $500 million private placement of debt and equity securities. In addition, revenues from participations in equity syndicates decreased $809,000, or 54%, for the first quarter when compared to the same period in the prior fiscal year due to a lower level of equity offerings in which the Company participated in.
Revenues from municipal finance increased $243,000, or 41%, for the quarter when compared to the same period in the prior fiscal year.

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

Revenues from principal transactions increased $1,706,000, or 11%, for the first quarter of fiscal 1998 when compared to the same period in the prior fiscal year. Revenues from principal transactions in equity securities increased $1,303,000, or 20%, due primarily to unrealized gains on certain NASDAQ stocks held in inventory. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, increased $110,000, or 2%, for the first quarter of fiscal 1998. Revenues from trading municipal bonds increased $293,000, or 11%, for the first quarter.







                                       (9)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS (continued)
            ---------------------------------


FISCAL THREE MONTH PERIOD ENDED JUNE 27, 1997 (cont.)
-----------------------------------------------------

Commissions revenue increased $3,038,000, or 16%, in the current quarter compared to the same period in fiscal 1997. Of these amounts, commissions revenues from agency transactions in listed stocks increased $2,097,000, or 23% for the quarter. Commissions revenues from agency transactions in NASDAQ stocks decreased $619,000, or 21%. Commissions revenue from non-proprietary mutual funds increased $817,000, or 20%, for the first quarter of fiscal 1998. Commissions revenue from proprietary mutual funds increased $135,000, or 8%, for the quarter. The increase in commissions revenue from both non-proprietary and proprietary mutual funds is due to the continued popularity of mutual fund investments with individual investors. Commissions revenue from annuity and life insurance products increased $608,000, or 65%, for the quarter primarily due to increased marketing efforts for the sale of these products.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $1,888,000, or 34%, for the fiscal quarter when compared to the comparable fiscal 1997 period. Of these amounts, revenues from advisory fees related to individually managed accounts increased $1,479,000, or 48%, and revenues from advisory fees from proprietary mutual funds increased $409,000, or 16%.

Interest and dividend income increased $1,023,000, or 22%, for the fiscal three month period ended June 27, 1997 when compared to the same period in the prior fiscal year. The increase was due primarily to a higher level of customer margin loans and securities owned in the current period when compared to the same period in the prior fiscal year.

Other income increased $349,000, or 23%, for the current quarter. The increase for the current quarter is due primarily to a $271,000, or 150%, increase in income from certain venture capital and other investments. The remaining increase for the fiscal three months represents additional revenue from service fees and other retail revenues related to the continued expansion of the retail sales force.

Operating expenses (total expenses before interest) decreased $1,855,000, or 3%, for the first quarter of fiscal 1998, when compared to the same period in the prior fiscal year.

Employee compensation and benefits decreased $2,830,000, or 7%, for the first quarter. Incentive compensation and profit sharing accruals decreased $5,700,000, or 52%, for the quarter, resulting primarily from a decrease in compensation in the investment banking areas due to the decrease in investment banking revenues for the quarter when compared to the same period in the prior fiscal year. Commission and other sales compensation expense increased $1,742,000, or 9%, for the quarter, primarily because of increased revenues from commissions and principal sales credits. Other clerical and administrative expenses increased $1,128,000, or 11%, for the quarter. The increase in other clerical and administrative expenses represents compensation and employee benefit costs related to an increase in the professional and support staff in the current periods when compared to the same periods in the prior fiscal year.

All other operating expenses increased $975,000, or 6%, for the first quarter of fiscal 1998 when compared to the first quarter of fiscal 1997. Communications expense decreased $47,000, or 1%, for the current quarter. Occupancy and equipment costs increased $684,000, or 16%, for the current quarter primarily due to increased rent expense of $442,000, or 28%, resulting from the expansion of the Company's headquarters office and branch network. Promotional and business development expenses increased $88,000, or 4%, for the current quarter primarily due to increased promotional, travel and business entertainment expenses resulting from the continued expansion of the Company's business. The category of other operating expenses decreased $133,000, or 6%, for the current quarter.

                                      (10)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS (continued)
            ---------------------------------


FISCAL THREE MONTH PERIOD ENDED JUNE 27, 1997 (cont.)
-----------------------------------------------------

Interest expense increased $222,000, or 10%, for the fiscal three month period in the current fiscal year when compared to the same period in fiscal 1997. The increase in interest expense is due to higher levels of short-term borrowings which increased primarily as a result of higher customer margin borrowings and higher level of securities owned.

Income before income taxes for the fiscal quarter ended June 27, 1997, was $8,921,000, resulting in pre-tax return on revenues of 13.8%. For the fiscal quarter ended June 28, 1996, income before income taxes was $10,058,000, resulting in a pre-tax return on revenues of 14.9%.

                                     (11)

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings
             -----------------

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

McDonald Securities is a defendant in STEPHANIE TUBBS JONES ET. AL. V. McDONALD & CO. SECURITIES, INC., ET. AL. (the "Jones Litigation") a lawsuit currently pending in Cuyahoga County, Ohio, Court of Common Pleas. The action arose out of losses allegedly incurred by Cuyahoga County's Secured Assets Fund Earnings Program ("SAFE"). McDonald Securities and six other defendants have been named in the lawsuit. The complaint alleges that, in breach of various legal duties allegedly owed to the plaintiffs, McDonald Securities and/or the other defendants enabled, facilitated and/or assisted the County's investment staff to engage in unsuitable and inappropriate investment and trading activities and practices. The plaintiffs seek to hold each of the defendants liable for compensatory and consequential damages. In addition, the complaint contains allegations of fraud and negligent misrepresentation against McDonald Securities and another defendant arising out of their respective roles as underwriters of two issuances of tax and current revenue anticipation notes (TANS/CRANS") during 1993 and 1994. The plaintiffs seek to hold McDonald Securities liable for compensatory, consequential and punitive damages as a result of its role as an underwriter of the TANS/CRANS offerings. In June 1996, the court denied motions to dismiss the plaintiffs' claims filed by McDonald Securities and various other defendants. In February 1997, the court granted defendants' motion to disqualify the Cuyahoga County Prosecutor's Office from the case. That ruling is currently being appealed by the plaintiffs. In April 1997, pursuant to a stipulation entered into between the plaintiff and McDonald Securities' co-defendant in the allegations related to the TANS/CRANS offerings, the plaintiff dismissed their TANS/CRANS claims against the co-defendant, without prejudice.

On December 23, 1996, McDonald Securities filed an answer denying the allegations of liability made by the plaintiffs and raising a number of affirmative defenses to the plaintiffs' allegations. McDonald Securities also filed counterclaims against one of the plaintiffs, the Cuyahoga County Board of Commissioners (the "Board"). McDonald Securities' counterclaims consist of a breach of contract claim arising out of representations and warranties made by the Board concerning the absence of material misstatements or omissions in the Official Statements for the TANS/CRANS offerings, and an estoppel claim arising out of McDonald Securities' justifiable reliance on assurance provided by the Board concerning, among other things, the investment experience of the Board's agents, the authorizations of the transactions in question by the Board's Investment Committee and the conformity of such transactions with the County's investment policies and procedures. The case is currently in the discovery stage and no trial date has been set. Based on the facts known to date, the Company believes that the plaintiffs' claims against McDonald Securities are without merit, and intends to contest vigorously the allegations in the complaint.

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

                                      (12)

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

During the fiscal quarter ended June 27, 1997 the Company utilized 2,254 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Stock Option Plan for employees.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
                                                                                                      Sequential
         (a.) The following exhibit is filed as part of this report:                                  Page Number
                                                                                                      -----------

           Exhibit 10(r)   Documents Reflecting Line of Credit with
                            Harris Trust and Savings Bank ..........................................        16

           Exhibit 11   Statement re:  Computation of Per Share Earnings............................        19

           Exhibit 27   Financial Data Schedule BD .................................................

           (b.)  Reports on Form 8-K:

           The Company did not file a Report on Form 8-K during the fiscal quarter ended June 27, 1997.

*  Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.

                                      (13)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  McDonald & Company Investments, Inc.
                                  ------------------------------------
                                             (Registrant)

Date:  July 30, 1997               By:    /s/   William B. Summers, Jr.
       -------------                   ----------------------------------------
                                       William B. Summers, Jr.
                                        President and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  July 30, 1997               By:    /s/   Robert  T. Clutterbuck
       -------------                   ----------------------------------------
                                       Robert T. Clutterbuck
                                       Treasurer
                                       (Principal Financial Officer)



                                      (14)

                      McDonald & Company Investments, Inc.

         Report on FORM 10-Q for the Fiscal Quarter ended June 27, 1997

                                         EXHIBIT INDEX
                                         -------------

Exhibit No.  Description                                   Sequential Page
----------   ------------                                  ---------------

    10(r)    Document Reflecting Line of Credit with
                  Harris Trust and Savings Bank............        16

     11      Statement re:  Computation of
                  Per Share Earnings ......................        19

     27      Financial Data Schedule ......................




*  Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only

                                      (15)