Form 10-Q
period 1997-09-26
MCDONALD & CO INVESTMENTS INC
filed 1997-11-06
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended               September 26, 1997
                               -------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------   ----------------------

                        Commission file number     1-8526
                                               -------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,214,128 of Common Stock, par value $1.00 per share, were outstanding on October 30, 1997.




                                      (1)

                      McDONALD & COMPANY INVESTMENTS, INC.

                                      INDEX




                                                                                                              Page
                                                                                                              ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements -
          Consolidated statements of financial condition (unaudited) -
                    September 26, 1997 and March 28, 1997................................................       3

          Consolidated statements of income (unaudited) Fiscal three and six months ended September 26, 1997
                    and September 27, 1996...............................................................       4

         Consolidated statements of cash flows (unaudited) Fiscal six months ended September 26, 1997 and
                    September 27, 1996...................................................................       5

          Notes to consolidated financial statements (unaudited) -
                    September 26, 1997...................................................................       6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation ......................................................................       8


PART II - OTHER INFORMATION
---------------------------

          Item 1.  Legal Proceedings.....................................................................      12
          Item 4.  Submission of Matters to a Vote of Security Holders...................................      13
          Item 5.  Other Information.....................................................................      14
          Item 6.  Exhibits and Reports on Form 8-K......................................................      14


SIGNATURES ..............................................................................................      15

EXHIBIT INDEX ...........................................................................................      16





                                      (2)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      MCDONALD & COMPANY INVESTMENTS, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except for share amount)
                                                          Sept. 26, 1997   March 28, 1997
                                                          --------------   --------------

ASSETS
     Cash and cash equivalents                               $  25,929        $   8,907
     Receivable from customers                                 200,621          179,606
     Receivable from brokers and dealers                        56,608           37,500
     Securities purchased under agreements
        to resell                                               34,436           43,943
     Securities owned                                          114,923          127,632
     Other receivables                                          33,759           42,597
     Furniture, equipment and leasehold
        improvements, at cost, less accumulated
        depreciation and amortization                           18,971           19,562
     Other assets                                               45,147           42,221
                                                             ---------        ---------
                                                             $ 530,394        $ 501,968
                                                             =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities
        Short-term borrowings                                $  60,890        $  46,285
        Payable to customers                                    69,015           55,656
        Payable to brokers and dealers                          50,857           44,476
        Securities sold under agreements to repurchase          47,445           67,151
        Securities sold but not yet purchased                   48,495           48,350
        Accrued compensation                                    29,437           33,548
        Accounts payable, accrued expenses and
            other liabilities                                   31,948           27,380
        Long-term borrowings                                    25,000           25,000
                                                             ---------        ---------
                                                             $ 363,087        $ 347,846
                                                             =========        =========

     Stockholders' equity
        Preferred Stock, without par value;
            200,000 shares authorized; none issued
        Common Stock, par value $1.00 per share;
            50,000,000 shares authorized
            (23,733,360 and 23,603,240 shares
            issued respectively)                                23,733           11,802
        Additional paid-in capital                              46,315           55,868
        Retained earnings                                      125,735          115,189
        Less treasury stock, at cost (5,519,232 and
        5,569,872 shares, respectively)                        (28,476)         (28,737)
                                                             ---------        ---------
                                                               167,307          154,122
                                                             =========        =========
                                                             $ 530,394        $ 501,968
                                                             =========        =========



See Notes to consolidated financial statements (unaudited).




                                      (3)

                      MCDONALD & COMPANY INVESTMENTS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Fiscal Three Months Ended          Fiscal Six Months Ended
                                                            -------------------------          -----------------------
                                                        Sept. 26, 1997      Sept. 27, 1996   Sept. 26, 1997   Sept. 27, 1996
                                                           (13 weeks)          (13 weeks)      (26 weeks)        (26 weeks)
                                                         --------------     ---------------  --------------   ---------------

(In thousands, except for share and per share amounts)

Revenues:
      Underwriting and investment banking                   $    18,363      $    15,946      $    28,835      $    37,192
      Principal transactions                                     13,784           13,967           30,727           29,204
      Commissions                                                25,432           17,533           47,571           36,634
      Investment management fees                                  8,330            6,025           15,794           11,601
      Interest and dividends                                      5,905            4,616           11,586            9,274
      Other                                                       1,756            1,530            3,619            3,044
                                                            -----------      -----------      -----------      -----------
                                                            $    73,570      $    59,617      $   138,132      $   126,949
                                                            -----------      -----------      -----------      -----------
Expenses:
      Employee compensation and benefits                    $    42,879      $    33,985      $    80,009      $    73,945
      Interest                                                    2,575            2,149            4,997            4,349
      Communications                                              4,175            3,835            7,777            7,484
      Occupancy and equipment                                     5,441            4,330           10,462            8,667
      Promotion and development                                   2,621            2,256            5,149            4,696
      Floor brokerage and clearance                                 745              680            1,423            1,273
      Taxes, other than income taxes                              2,162            1,806            4,296            3,642
      Other operating expenses                                    2,385            2,303            4,511            4,562
                                                            -----------      -----------      -----------      -----------
                                                            $    62,983      $    51,344      $   118,624      $   108,618
                                                            -----------      -----------      -----------      -----------

Income before income taxes                                  $    10,587      $     8,273      $    19,508      $    18,331

Provision for income taxes                                        3,680            3,000            6,980            6,600
                                                            -----------      -----------      -----------      -----------

Net income                                                  $     6,907      $     5,273      $    12,528      $    11,731
                                                            ===========      ===========      ===========      ===========

Net income per share                                        $       .37      $       .29      $       .68      $       .65
                                                            ===========      ===========      ===========      ===========


Dividends per share                                         $     .0625      $     .0469      $     .1094      $     .0894
                                                            ===========      ===========      ===========      ===========

Average number of shares and share equivalents
  outstanding                                                18,483,000       18,170,000       18,430,000       18,220,000
                                                            ===========      ===========      ===========      ===========



See Notes to consolidated financial statements (unaudited).



                                      (4)

                      MCDONALD & COMPANY INVESTMENTS, INC.
                      ------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

(In thousands)
                                                                                 Fiscal Six Months Ended
                                                                                 -----------------------

                                                                               Sept. 26, 1997   Sept. 27, 1996
                                                                              ---------------   ---------------

OPERATING ACTIVITIES:

Net Income                                                                         $ 12,528       $ 11,731
Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                 3,935          3,535
        Deferred compensation                                                         1,146            328
        Deferred income taxes                                                          (491)          (434)
        Increase in receivable from customers                                       (21,015)        (2,028)
        Increase (decrease) in receivable from brokers and dealers                  (19,108)         6,090
        Decrease (increase) in securities owned                                      12,709        (45,679)
        Decrease (increase) in other receivables                                      8,838         (5,752)
        Increase (decrease) in payable to customers                                  13,359        (12,093)
        Increase (decrease) in payable to brokers and dealers                         6,381         (7,544)
        Increase in securities sold but not yet purchased                               145         77,745
        (Decrease) increase in accrued compensation                                  (1,657)         2,296
        Increase (decrease) in accounts payable, accrued expenses and other           3,422         (1,173)
                                                                                   --------       --------

        Net cash provided by operating activities                                  $ 20,192       $ 27,022
                                                                                   ========       ========


INVESTING ACTIVITIES:

        Purchase of furniture, equipment and leaseholds                            $ (3,016)      $ (6,053)
        Increase in other assets                                                     (2,763)        (3,157)
                                                                                   --------       --------

        Net cash used for investing activities                                     $ (5,779)      $ (9,210)
                                                                                   ========       ========


FINANCING ACTIVITIES:

        Decrease (increase) in securities purchased under agreement to resell      $  9,507       $(71,825)
        Decrease (increase) in short-term borrowings                                 14,605         (4,213)
        Decrease (increase) in securities sold under agreements to repurchase       (19,706)        54,983
        Cash dividends                                                               (1,982)        (1,597)
        Purchase of treasury stock                                                      ---         (3,314)
        Proceeds from issuance of treasury stock                                        185            400
                                                                                   --------       --------

        Net cash provided by (used for) financing activities                       $  2,609       $(25,566)
                                                                                   --------       --------

        Increase (decrease) in cash and cash equivalents                             17,022         (7,754)
        Cash and cash equivalents at beginning of period                              8,907         12,376
                                                                                   --------       --------

        Cash and cash equivalents at end of period                                 $ 25,929       $  4,622
                                                                                   ========       ========

See Notes to consolidated financial statements (unaudited).


                                      (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
September 26, 1997


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


NOTE C - NET INCOME PER SHARE
------   --------------------

Net income per share is based on the average number of share and share equivalents outstanding during the periods. Share equivalents represent the effect of shares issuable under the Company's stock option plans. On July 30, 1997, the Company declared a 100% stock dividend, which was distributed on September 15, 1997, to shareholders of record on August 25, 1997. Share and per share information have been restated to reflect the effect of the stock dividend as if it had occurred at the beginning of each period presented.


NOTE D - CONTINGENCIES
------   -------------

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




                                      (6)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
September 26, 1997


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

The Company faces increasing competition from commercial banks and thrift institutions as these institutions offer certain investment banking and corporate and individual financial services traditionally provided only by securities firms. In that regard, the Federal Reserve Board has increased the percentage of a bank holding company's revenue that may be derived from the securities activities of non-bank affiliates, including underwriting, and eliminated or refined a number of "firewall" provisions that historically separated banks from their securities subsidiaries. In addition, legislation designed to further ease the restrictions on banks' ability to underwrite securities and to reduce barriers to competition between banks and securities firms is under consideration by the United States Congress. The Company also anticipates regulation of the securities industry to increase and that compliance with regulations may become more difficult. At present, the Company is unable to predict the extent of changes that may be enacted, or their effect on the Company's business.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, brokers and dealers, securities purchased under agreements to resell, and securities owned approximate 90% of the Company's assets at September 26, 1997. These assets are financed by a number of sources, including the Company's capital and short-term borrowings.

At September 26, 1997, McDonald Securities had outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory capital.

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $325,000,000, of which $275,928,000 was unused at September 26, 1997. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.

Certain minimum amounts of capital must be maintained by the Company's principal broker/dealer subsidiary, McDonald Securities, to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At September 26, 1997, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $86,364,000, which was $81,605,000 in excess of the minimum required.


                                      (8)

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ----------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------------------

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27,
-----------------------------------------------------------------------------
1996
----

Total revenues for the fiscal quarter ended September 26, 1997 were $73,570,000, an increase of $13,953,000, or 23%, from revenues of $59,617,000 for the fiscal quarter ended September 27, 1996.

For the fiscal six months ended September 26, 1997, total revenues were $138,132,000 compared to $126,949,000 for the first six months of fiscal 1997, an increase of $11,183,000, or 9%.

Net income for the fiscal quarter ended September 26, 1997 was $6,907,000, or $.37 per share, compared with net income of $5,273,000, or $.29 per share, for the fiscal quarter ended September 27, 1996, which represents an increase in net income of 31%.

For the fiscal six months ended September 26, 1997, net income was $12,528,000 or $.68 per share, compared to $11,731,000 or $.65 per share, for the fiscal six months ended September 27, 1996, an increase in net income of 7%.

The average number of shares and share equivalents outstanding were 18,483,000 and 18,430,000, respectively, for the fiscal three and six month period ended September 26, 1997 compared to 18,170,000 and 18,220,000, respectively, for the fiscal three and six months ended September 27, 1996.

On July 30, 1997, the Company declared a 100% stock dividend, which was distributed on September 15, 1997, to shareholders of record on August 25, 1997. Share and per share information have been restated to reflect the effect of the stock dividend as if it had occurred at the beginning of each period presented.

Revenues from underwriting and investment banking increased $2,417,000, or 15%, for the quarter and decreased $8,357,000, or 22%, for the six months ended September 26, 1997 when compared to the same periods in the prior fiscal year. Revenues from corporate underwriting and investment banking increased $2,880,000, or 19%, for the second quarter and decreased $8,137,000, or 23%, for the six month period. The increase for the quarter is primarily due to increased revenues from equity and debt public offerings of $3,657,000, or 57%. This increase was partially offset by decreased revenues from equity syndicate participations of $1,015,000, or 56%, for the quarter. The decrease for the six month period is primarily due to decreased revenues from private placements of $11,035,000, or 98%, and decreased revenues from equity syndicate participations of $1,824,000, or 55%. Included in private placement revenues during the first six months of fiscal 1997 were fees of $9,336,000 from a single $500 million private placement of debt and equity securities. These decreases were partially offset by increased revenue from equity and debt public offerings of $3,829,000, or 31% for the six month period. The increase in revenues from equity and debt public offerings for both the quarter and six month period reflects improved market conditions for the public offerings of securities. The decrease in revenues from equity syndicate participations for both the quarter and six month period reflects the continuing trend of lead managers decreasing the allocation of underwriting participations to regional firms. Revenues from municipal finance decreased $463,000, or 39%, for the quarter and decreased $220,000, or 12%, for the six months ended September 26, 1997 when compared to the same periods in the prior fiscal year.

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

Revenues from principal transactions decreased $183,000, or 1%, for the second quarter of fiscal 1998 and increased $1,523,000, or 5%, for the first six months when compared to the same periods in the prior fiscal year. Revenues from principal transactions in equity securities increased $715,000, or 14%, for the second quarter and increased $2,018,000, or 17%, for the first six months primarily due to a strong NASDAQ market and the continued


                                      (9)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS (continued)
            ---------------------------------

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27,
-----------------------------------------------------------------------------
1996 (cont.)
------------

expansion of the Company's sales force. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, decreased $513,000, or 8%, for the second quarter and $403,000, or 3%, for the first six months of fiscal 1998. Revenues from trading municipal bonds decreased $385,000, or 15%, for the second quarter and $92,000, or 2%, for the first six months.

Commissions revenue increased $7,899,000, or 45%, in the current quarter and $10,937,000, or 30%, in the first six months when compared to the same periods in fiscal 1997. Commissions revenues from agency transactions in listed stocks increased $4,724,000, or 59%, for the quarter and $6,821,000, or 39%, for the six month period primarily due to improved market conditions. Commissions revenues from agency transactions in NASDAQ stocks increased $581,000, or 26%, for the quarter and decreased $38,000, or 1% for the six month period. Commissions revenue from non-proprietary mutual funds increased $1,658,000, or 42%, for the first quarter and $2,475,000, or 30%, for the first six months. Commissions revenue from proprietary mutual funds increased $291,000, or 17%, for the quarter and $426,000, or 12% for the first six months. The increase in commissions revenue for both non-proprietary and proprietary mutual funds is due to the increased popularity of mutual fund investments with individual investors. Commissions revenue from annuity and life insurance products increased $645,000 or 51%, for the quarter and $1,253,000, or 57%, for the first six months primarily due to increased marketing efforts for the sale of these products.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $2,305,000, or 38%, and $4,193,000, or 36% for the fiscal quarter and six month periods ended September 26, 1997 when compared to the comparable fiscal 1997 periods. Of these amounts, revenues from advisory fees related to individually managed accounts represented $1,704,000, or 74%, and $3,183,000, or 76%, respectively, of the total increase for the fiscal three and six month periods.

Interest and dividend income increased $1,289,000, or 28%, and $2,312,000, or 25%, for the fiscal three and six month periods ended September 26, 1997 when compared to the same periods in the prior fiscal year. The increase was due primarily to a higher level of customer margin loans and securities owned in the current periods when compared to the same periods in the prior fiscal year.

Other income increased $226,000, or 15%, for the current quarter and $575,000, or 19%, for the six month period ended September 26, 1997. Of these amounts, increased income from venture capital investments represented $81,000, or 36%, and $433,000, or 75% respectively, of the total increase for the fiscal three and six month periods. The remaining increase represents additional revenue from service fees and other retail revenues related to the continued expansion of the retail sales force.

Operating expenses (total expenses before interest) increased $11,213,000, or 23%, for the second quarter and $9,358,000, or 9%, for the first six months of fiscal 1998, when compared to the same period in the prior fiscal year.

Employee compensation and benefits increased $8,894,000, or 26%, for the second quarter and $6,064,000, or 8%, for the first six months. Commission and other sales compensation expense increased $4,745,000, or 26%, for the quarter and $6,487,000, or 18% for the first six months, primarily because of increased revenues from commissions and changes in the business mix and product mix which affect sales compensation. Other clerical and administrative expenses increased $1,649,000, or 16%, for the quarter and $2,777,000, or 13% for the first six month period. The increase in other clerical and administrative expenses represents compensation and employee benefit costs related to an increase in the professional and support staff in the current periods when compared to the same periods in the prior fiscal year. The remaining increase in employee compensation and benefits of $2,500,000, or 48%, for the second quarter represents increases in incentive compensation and profit sharing accruals resulting


                                      (10)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS (continued)
            ---------------------------------

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27,
-----------------------------------------------------------------------------
1996 (cont.)
------------

from an increase in pretax income before incentive compensation expense. The incentive compensation expense was also impacted by the change in business and product mix. For the six months ending September 26, 1997, the remaining decrease in employee compensation and benefits of $3,200,000, or 20%, represents decreases in incentive compensation and profit sharing accruals resulting from a decrease in pretax income before incentive compensation expense. The lower level of incentive compensation expense also reflects the lower level of investment banking revenues when compared to the same period of the prior fiscal year.

All other operating expenses increased $2,319,000, or 15%, for the first quarter and $3,294,000, or 11%, for the first six months of fiscal 1998 when compared to fiscal 1997. Communications expense increased $340,000, or 9%, for the current quarter and $293,000, or 4% for the first six months of the current fiscal year. The remaining increase is primarily due to the continued expansion of the Company's business and branch network. Occupancy and equipment costs increased $1,111,000, or 26%, for the current quarter and $1,795,000, or 21%, for the first six months of the current fiscal year. Of this increase, approximately $350,000 for the quarter and $785,000 for the six month period represents expenses related to the renovation of the Company's headquarters office. The remaining increase is primarily due to the continued expansion of the Company's business and branch network. Promotional and business development expenses increased $365,000, or 16%, for the current quarter and $453,000, or 10%, for the first six month period, due to increased promotional, travel and business entertainment expenses resulting from the continued expansion of the Company's business. The category of other operating expenses increased $82,000, or 4%, for the current quarter and decreased $51,000, or 1%, for the first six month period.

Interest expense increased $426,000, or 20%, and $648,000, or 15%, for the fiscal three and six month periods in the current fiscal year when compared to the same periods in fiscal 1997. The increase in interest expense is due to higher levels of short-term borrowings which increased primarily as a result of higher customer margin loans and a higher level of securities owned.

Income before income taxes for the fiscal quarter and fiscal six months ended September 26, 1997 was $10,587,000 and $19,508,000, resulting in pre-tax return on revenues of 14.4% and 14.1% respectively. For the fiscal quarter and fiscal six months ended September 27, 1996, income before income taxes was $8,273,000 and $18,331,000, resulting in pre-tax revenues of 13.9% and 14.4% respectively.



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

In view of the number and diversity of claims against the Company and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and


                                      (12)

             ------------------------

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


Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on July 30, 1997. The following matters were voted on at the meeting.

1. Election of Thomas M. O'Donnell, Donald E. Weston and Edward Fruchtenbaum as Directors of the Company. The nominees were elected as Directors with the following votes:

Thomas M. O'Donnell
-------------------
For                                 7,362,626
Withheld                              193,425
Broker non-votes                            0

Donald E. Weston
----------------
For                                 7,362,025
Withheld                              194,026
Broker non-votes                            0

Edward Fruchtenbaum
-------------------
For                                 7,276,597
Withheld                              279,454
Broker non-votes                            0

2. Approval and adoption of an Amendment to the Certificate of Incorporation to Increase the Number of Shares of Outstanding Common Stock from 15,000,000 to 50,000,000:

For                                 6,290,458
Against                             1,236,136
Abstain                                29,456
Broker non-votes                            0

3. Approval and adoption of an Amendment to the McDonald & Company Investments, Inc. 1995 Stock Bonus Plan:

For                                 7,341,955
Against                               171,548
Abstain                                37,280
Broker non-votes                        5,268

For information on how votes for the above matters have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Stockholders held on July 30, 1997.



                                      (13)

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

During the fiscal quarter ended September 26, 1997 the Company utilized 46,132 of the Company's Common Stock held in treasury to satisfy options exercised under the Stock Option Plan for employees.



Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

                                                                                                       Sequential
             (a.) The following exhibit is filed as part of this report:                               Page Number
                                                                                                       -----------

Exhibit 10(s)     Documents Reflecting Line of Credit with Star Bank                                         17

Exhibit 11        Statement re: Computation of Per Share Earnings                                            29

Exhibit 27        Financial Data Schedule BD




             (b.) Reports on Form 8-K:

               The Company did not file a Report on Form 8-K during the fiscal quarter ended September 26, 1997







*  Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.



                                      (14)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       McDonald & Company Investments, Inc.
                                       ------------------------------------
                                                    (Registrant)




Date: October 30, 1997             By:        /s/William B. Summers, Jr.
      ----------------                 -----------------------------------------
                                       William B. Summers, Jr.
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




Date: October 30, 1997             By:      /s/Robert T. Clutterbuck
      ----------------                 -----------------------------------
                                       Robert T. Clutterbuck
                                       Treasurer
                                       (Principal Financial Officer)




                                      (15)

                      McDonald & Company Investments, Inc.

       Report on FORM 10-Q for the Fiscal Quarter ended September 26, 1997


                                  EXHIBIT INDEX
                                  -------------

Exhibit No.             Description                                                         Sequential Page
-----------             -----------                                                         ---------------
    10(s)               Document Reflecting Line of Credit with Star Bank                         17

     11                 Statement re: Computation of Per Share Earnings                           29

     27                 Financial Data Schedule






*Exhibit 27 is Furnished  for Securities and Exchange Commission Purposes Only





                                      (16)