Form 10-Q
period 1997-12-31
MCDONALD & CO INVESTMENTS INC
filed 1998-02-09
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q
(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----

For the quarterly period ended December 31, 1997

                                               OR
----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----  OF 1934

For the transition period from                  to
                              ------------------  ------------------


                        Commission file number   1-8526
                                              --------------

                      McDonald & Company Investments, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                                 34-1391950
(State or other jurisdiction of                        (I.R.S. Employer Identification No.)
 incorporation or organization)


McDonald Investment Center, 800 Superior Avenue, Cleveland, Ohio           44114-2603
-----------------------------------------------------------------------------------------------
(Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area
code                                  (216) 443-2300
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,285,468 of Common Stock, par value $1.00 per share, were outstanding on January 30, 1998.



                                      (1)

                      McDONALD & COMPANY INVESTMENTS, INC.

                                      INDEX




                                                                                            Page
                                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements -
      Consolidated statements of financial condition (unaudited) -
              December 31, 1997 and March 28, 1997 .......................................    3

      Consolidated statements of income (unaudited) -
              Fiscal three and nine months ended December 31, 1997
              and December 31, 1996 ......................................................    4

      Consolidated statements of cash flows (unaudited) -
              Fiscal nine months ended December 31, 1997 and
              December 31, 1996 ..........................................................    5

      Notes to consolidated financial statements (unaudited) -
              December 31, 1997 ..........................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operation ...........................................................    8


PART II - OTHER INFORMATION
---------------------------

      Item 1.  Legal Proceedings .........................................................   11
      Item 5.  Other Information .........................................................   11
      Item 6.  Exhibits and Reports on Form 8-K ..........................................   12


SIGNATURES ...............................................................................   13

EXHIBIT INDEX ............................................................................   14




                                      (2)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                             MCDONALD & COMPANY INVESTMENTS, INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except for share amount)
                                                                                     December 31, 1997        March 28, 1997
                                                                                      ----------------       ----------------

ASSETS
     Cash and cash equivalents                                                        $         17,558       $          8,907
     Receivable from customers                                                                 234,896                179,606
     Receivable from brokers and dealers                                                        46,159                 37,500
     Securities purchased under agreements
        to resell                                                                              105,475                 43,943
     Securities owned                                                                          206,607                127,632
     Other receivables                                                                          38,722                 42,597
     Furniture, equipment and leasehold
        improvements, at cost, less accumulated
        depreciation and amortization                                                           19,851                 19,562
     Other investments                                                                          24,142                 12,970
     Other assets                                                                               29,847                 29,851
                                                                                      ----------------       ----------------
                                                                                      $        723,257       $        501,968
                                                                                      ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities
        Short-term borrowings                                                         $         79,394       $         46,285
        Payable to customers                                                                    79,534                 55,656
        Payable to brokers and dealers                                                          20,123                 14,626
        Securities loaned                                                                       87,116                 29,850
        Securities sold under agreements to repurchase                                          81,550                 67,151
        Securities sold but not yet purchased                                                  111,159                 48,350
        Accrued compensation                                                                    34,204                 33,548
        Accounts payable, accrued expenses and
            other liabilities                                                                   29,934                 27,380
        Long-term borrowings                                                                    25,000                 25,000
                                                                                      ----------------       ----------------
                                                                                      $        548,014       $        347,846
                                                                                      ----------------       ----------------

     Stockholders' equity
        Preferred Stock, without par value;
            200,000 shares authorized; none issued
        Common Stock, par value $1.00 per share;
            50,000,000 shares authorized
            (23,758,896 and 23,603,240 shares
            issued respectively)                                                                23,759                 11,802
        Additional paid-in capital                                                              46,929                 55,868
        Retained earnings                                                                      132,795                115,189
        Less treasury stock, at cost (5,473,428 and
        5,569,872 shares, respectively)                                                        (28,240)               (28,737)
                                                                                      ----------------       ----------------
                                                                                               175,243                154,122
                                                                                      ----------------       ----------------
                                                                                      $        723,257       $        501,968
                                                                                      ================       ================



See Notes to consolidated financial statements (unaudited).


                                       (3)

                                             MCDONALD & COMPANY INVESTMENTS, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                   Fiscal Three Months Ended                     Fiscal Nine Months Ended
                                             --------------------------------------      --------------------------------------
                                              Dec. 31, 1997         Dec. 31, 1996         Dec. 31, 1997         Dec. 31, 1996
                                                (13 weeks)           (13 weeks)             (39 weeks)            (39 weeks)
                                             ----------------      ----------------      ----------------      ----------------

(In thousands, except for share and per share amounts)

Revenues:
    Underwriting and investment banking      $         27,399      $         14,545      $         56,234      $         51,737
    Principal transactions                             12,715                12,899                43,442                42,103
    Commissions                                        25,953                20,592                73,524                57,226
    Investment management fees                          9,065                 6,625                24,859                18,226
    Interest and dividends                              6,995                 5,945                18,581                15,219
    Other                                               1,157                 2,357                 4,776                 5,401
                                             ----------------      ----------------      ----------------      ----------------
                                             $         83,284      $         62,963      $        221,416      $        189,912
                                             ----------------      ----------------      ----------------      ----------------

Expenses:
    Employee compensation and benefits       $         49,151      $         36,914      $        129,160      $        110,859
    Interest                                            3,387                 2,899                 8,384                 7,248
    Communications                                      3,721                 3,453                11,498                10,937
    Occupancy and equipment                             5,398                 4,345                15,860                13,012
    Promotion and development                           2,937                 2,126                 8,086                 6,822
    Floor brokerage and clearance                         701                   666                 2,124                 1,939
    Taxes, other than income taxes                      2,127                 1,810                 6,423                 5,452
    Other operating expenses                            2,766                 2,489                 7,277                 7,051
                                             ----------------      ----------------      ----------------      ----------------
                                             $         70,188      $         54,702      $        188,812      $        163,320
                                             ----------------      ----------------      ----------------      ----------------

Income before income taxes                   $         13,096      $          8,261      $         32,604      $         26,592

Provision for income taxes                              4,898                 2,980                11,878                 9,580
                                             ----------------      ----------------      ----------------      ----------------

Net income                                   $          8,198      $          5,281      $         20,726      $         17,012
                                             ================      ================      ================      ================

Basic net income per share                   $           0.45      $           0.29      $           1.14      $           0.95
                                             ================      ================      ================      ================

Diluted net income per share                 $           0.44      $           0.29      $           1.12      $           0.94
                                             ================      ================      ================      ================

Dividends per share                          $          .0625      $          .0469      $          .1719      $          .1363
                                             ================      ================      ================      ================

Average number of shares
 outstanding                                       18,252,000            17,863,000            18,176,000            17,891,000
                                             ================      ================      ================      ================


See Notes to consolidated financial statements (unaudited).



                                      (4)

                                           MCDONALD & COMPANY INVESTMENTS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                                                       Fiscal Nine Months Ended
                                                                                       ------------------------

                                                                                  Dec. 31, 1997          Dec. 31, 1996
                                                                                 ----------------       ----------------
OPERATING ACTIVITIES:
---------------------

Net Income                                                                       $         20,726       $         17,012
Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                                                       5,642                  5,074
        Deferred compensation                                                               1,195                    402
        Deferred income taxes                                                              (1,362)                  (441)
        Increase in receivable from customers                                             (55,290)               (22,544)
        (Increase) decrease in receivable from brokers and dealers                         (8,659)                 5,503
        Increase in securities owned                                                      (78,975)               (26,381)
        Decrease (increase) in other receivables                                            3,875                 (9,383)
        Increase in payable to customers                                                   23,878                 23,477
        Increase (decrease) in payable to brokers and dealers                               5,497                 (3,832)
        Increase in securities loaned                                                      57,266                 15,901
        Increase in securities sold but not yet purchased                                  62,809                 43,622
        Increase in accrued compensation                                                    2,479                  2,443
        Increase (decrease) in accounts payable, accrued expenses and other                 2,554                 (1,293)
                                                                                 ----------------       ----------------

        Net cash provided by operating activities                                $         41,635       $         49,560
                                                                                 ================       ================

INVESTING ACTIVITIES:
---------------------

        Purchase of furniture, equipment and leaseholds                          $         (5,447)      $         (8,160)
        Increase in other investments                                                     (11,172)                (8,824)
        Decrease in other assets                                                              282                  4,938
                                                                                 ----------------       ----------------

        Net cash used for investing activities                                   $        (16,337)      $        (12,046)
                                                                                 ================       ================

FINANCING ACTIVITIES:
---------------------

        Decrease in securities purchased under agreement to resell               $        (61,532)      $        (40,616)
        Increase (decrease) in short-term borrowings                                       33,109                 (6,682)
        Decrease in securities sold under agreements to repurchase                         14,399                  8,730
        Cash dividends                                                                     (3,120)                (2,434)
        Purchase of treasury stock                                                           --                   (3,314)
        Proceeds from issuance of treasury stock                                              497                    502
                                                                                 ----------------       ----------------

        Net cash used for financing activities                                   $        (16,647)      $        (43,814)
                                                                                 ----------------       ----------------

        Increase (decrease) in cash and cash equivalents                                    8,651                 (6,300)
        Cash and cash equivalents at beginning of period                                    8,907                 12,376
                                                                                 ----------------       ----------------

        Cash and cash equivalents at end of period                               $         17,558       $          6,076
                                                                                 ================       ================

See Notes to consolidated financial statements (unaudited)


                                      (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
December 31, 1997

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

NOTE C - NET INCOME PER SHARE
------   --------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", (Statement 128) which was required to be adopted on December 15, 1997. Under Statement 128, the Company is required to change the method used to compute earnings per share and to restate all prior periods presented. The impact of Statement 128 on the calculation of earnings per share was not material.

Net income per share is based on the average number of shares outstanding during the periods. On July 30, 1997, the Company declared a 100% stock dividend, which was distributed on September 15, 1997, to shareholders of record on August 25, 1997. Share and per share information have been restated to reflect the effect of the stock dividend as if it had occurred at the beginning of each period presented.

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

On November 18, 1997, McDonald Securities settled claims related to the previously disclosed STEPHANIE TUBBS JONES EX REL. THE STATE OF OHIO, ET AL. VS. MCDONALD & CO SECURITIES, INC., ET AL. lawsuit arising out of losses allegedly incurred by Cuyahoga County's Secured Assets Funds Earnings Program (the "SAFE Litigation"). Pursuant to the terms of the Settlement Agreement, McDonald Securities and six other defendants in the SAFE Litigation each made a settlement payment of $1,375,000 to Cuyahoga County, Ohio (The "County"), in return for the County's release of claims and dismissal with prejudice of the settling defendants from the SAFE Litigation. None of the defendants admitted any wrongdoing in connection with the SAFE Litigation. The amount paid by McDonald Securities in settlement of the SAFE Litigation did not have a material adverse effect on the consolidated financial position, liquidity, or results of operations of the Company.


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

The Company has formulated a comprehensive strategic plan which is periodically reviewed and revised. The plan emphasizes the Company's historical roots as a regional brokerage and investment banking firm. The Company has focused on the Ohio, Michigan and Indiana markets by increasing the number of sales representatives covering individual investors, as well as increasing investment banking activities in this region. The Company's institutional equity and institutional fixed income divisions cover accounts throughout the United States and internationally.

The Company is evaluating Year 2000 compliance issues, including exposure related to vendors, software, and other systems to determine that internal and external concerns are addressed. The Committee established to oversee this evaluation and implementation is led by the Senior Managing Director - Information Technologies and Operations. Since the Company does not have a significant amount of internal programming, the majority of the exposure and costs related to the Year 2000 problem is through vendors. Most of the costs will be in the form of higher prices for goods and services from vendors. The Company is not able to determine the extent of these costs presently.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, receivables from brokers and dealers, securities purchased under agreements to resell, and securities owned represented approximately 90% of the Company's assets at December 31, 1997. These assets are financed by a number of sources, including payables to customers and brokers, short-term borrowings, securities loaned, securities sold under agreements to repurchase, long-term borrowings, and equity capital.

At December 31, 1997, McDonald Securities had outstanding $25,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing additional long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory capital.



                                      (7)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1997 AND DECEMBER 31,
----------------------------------------------------------------------------
1996
----

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $325,000,000, of which $265,290,000 was unused at December 31, 1997. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.

Certain minimum amounts of capital must be maintained by McDonald Securities to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange, Inc. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and to provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At December 31, 1997, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $59,267,000 which was $54,046,000 in excess of the minimum required.

Total revenues for the fiscal quarter ended December 31, 1997 were $83,284,000, an increase of $20,321,000, or 32%, from revenues of $62,963,000 for the fiscal quarter ended December 31, 1996.

For the fiscal nine months ended December 31, 1997, total revenues were $221,416,000 compared to $189,912,000 for the first nine months of fiscal 1997, an increase of $31,504,000, or 17%.

Net income for the fiscal quarter ended December 31, 1997 was $8,198,000, or $.45 per share, compared with net income of $5,281,000, or $.29 per share, for the fiscal quarter ended December 31, 1996, which represents an crease in net income of 55%.

For the fiscal nine months ended December 31, 1997, net income was $20,726,000 or $1.14 per share, compared to $17,012,000 or $.95 per share, for the fiscal nine months ended December 31, 1996, an increase in net income of 22%.

The average number of shares outstanding were 18,252,000 and 18,176,000, respectively, for the fiscal three and nine months ended December 31, 1997 compared to 17,863,000 and 17,891,000, respectively, for the fiscal three and nine months ended December 31, 1996.

On July 30, 1997, the Company declared a 100% stock dividend, which was distributed on September 15, 1997, to shareholders of record on August 25, 1997. Share and per share information have been restated to reflect the effect of the stock dividend as if it had occurred at the beginning of each period presented.

Revenues from underwriting and investment banking increased $12,854,000, or 88%, for the quarter and increased $4,497,000, or 9%, for the nine months ended December 31, 1997 when compared to the same periods in the prior fiscal year. Revenues from corporate underwriting and investment banking increased $12,683,000 or 95%, for the third quarter and increased $4,546,000, or 9%, for the nine month period. The increase for the current quarter is primarily due to increased revenues from merger and advisory fees of $9,727,000 for the current quarter and $10,878,000 for the current nine month period. Included in merger and advisory fee revenues during the quarter ended December 31, 1997 was a single merger fee of $6,250,000, which represented 48% and 139%, respectively, of the total increase in Underwriting and Investment Banking revenues for the current quarter and nine month periods. Revenue from public offerings of equity and debt securities increased $3,923,000, or 58% for the current quarter and $7,752,000, or 41%, for the fiscal nine month period. The increase in equity and debt public offerings for both the quarter and the nine month period reflects continued strong market conditions for the public offering of securities. Revenues from private placements decreased $1,405,000, or 69% for the current quarter. For the fiscal nine month period, revenues from private placements decreased $12,440,000, or 94%. Included in private placement revenues during the first nine months of fiscal 1997 were fees of $9,336,000 from a single $500 million private placement of debt and equity securities. Revenues from municipal finance increased $171,000, or 15%, for the quarter and decreased $49,000 or 2%, for the nine months ended December 31, 1997 when compared to the same periods in the prior fiscal year.


                                      (8)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1997 AND DECEMBER 31,1996
--------------------------------------------------------------------------------
(cont.)
-------

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

Revenues from principal transactions decreased $184,000, or 1%, for the third quarter of fiscal 1998 and increased $1,339,000, or 3%, for the first nine months when compared to the same periods in the prior fiscal year. Revenues from principal transactions in equity securities decreased $543,000, or 10%, for the third quarter and increased $1,475,000, or 9% for the fiscal nine month period. The decrease in revenues from principal transactions in equity securities in the current quarter reflects the impact of trading losses of $723,000, resulting from volatility in the NASDAQ market. The increase in revenues from principal transactions in equity securities for the fiscal nine month period reflects the relatively strong NASDAQ markets and the continued expansion of the Company's sales force. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, increased $65,000, or 1%, for the third quarter and declined $338,000, or 2%, for the first nine months of fiscal 1998. Revenues from trading municipal bonds increased $294,000, or 11%, for the third quarter and $202,000, or 3%, for the first nine months.

Commissions revenue increased $5,361,000 or 26%, in the current quarter and $16,298,000, or 28%, in the first nine months when compared to the same periods in fiscal 1997. The significant increases in Commissions revenues reflects the continued strong equity markets and continued improvement of the Company's Private Client Group and Institutional Equity capabilities. Commissions revenues from agency transactions in listed stocks increased $3,320,000, or 32%, for the quarter and $10,141,000, or 36%, for the nine month period. Commissions revenues from agency transactions in NASDAQ stocks increased $712,000, or 27%, for the quarter and increased $674,000 or 9% for the nine month period. Commissions revenue from non-proprietary mutual funds increased $1,145,000, or 27%, for the current quarter and $3,620,000 or 29%, for the first nine months. Commissions revenue from proprietary mutual funds increased $200,000, or 11%, for the quarter and $626,000, or 12% for the first nine months. The increase in commissions revenue for both non-proprietary and proprietary mutual funds is due to the continued popularity of mutual fund investments with individual investors. Commissions revenue from annuity and life insurance products decreased $16,000 or 1%, for the quarter but increased $1,237,000, or 33%, for the first nine months primarily due to increased marketing efforts for the sale of these products.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $2,440,000, or 37%, and $6,633,000, or 36%, for the fiscal quarter and nine month periods ended December 31, 1997 when compared to the same periods in fiscal 1997. Of these amounts, revenues from advisory fees related to individually managed accounts represented $1,568,000, or 64%, and $4,243,000 or 64%, respectively, of the total increase for the fiscal three and nine month periods.

Interest and dividend income increased $1,050,000, or 18%, and $3,362,0000, or 22%, for the fiscal three and nine month periods ended December 31, 1997 when compared to the same periods in the prior fiscal year. The increase was due primarily to a higher level of customer margin loans in the current periods when compared to the same periods in the prior fiscal year.

Other income decreased $1,200,000, or 51%, for the current quarter and $625,000, or 12%, for the nine month period ended December 31, 1997. Of these amounts, income from venture capital investments represented


                                      (9)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (continued)
         -------------------------

FISCAL THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1997 AND DECEMBER 31,1996
--------------------------------------------------------------------------------
(cont.)
-------

$1,300,000, or 108%, and $854,000 or 137% respectively, of the total decrease for the fiscal three and nine month periods. For the current quarter, other income reflected losses of $454,000 related to venture capital investments compared to gains of $845,000 in the same quarter of the prior fiscal year. For the fiscal nine month period, other income reflects gains of $161,000 compared to gains of $1,015,000 in the prior period.

Operating expenses (total expenses before interest) increased $14,998,000, or 29%, for the third quarter and $24,356,000, or 16%, for the first nine months of fiscal 1998 when compared to the same period in the prior fiscal year.

Employee compensation and benefits increased $12,237,000, or 33%, for the third quarter and $18,301,000, or 17%, for the first nine months. Commission and other sales compensation expense increased $4,573,000, or 23%, for the quarter and $11,060,000, or 19% for the first nine months, primarily because of increased revenues from commissions and changes in the business mix and product mix which affect sales compensation. Other clerical and administrative expenses increased $2,464,000, or 23%, for the quarter and $5,241,000, or 17% for the first nine month period. The increase in other clerical and administrative expenses represents compensation and employee benefit costs related to an increase in the professional and support staff, and related recruitment costs. The remaining increase in employee compensation and benefits of $5,200,000 or 52%, for the third quarter and $2,000,000 or 9%, for the first nine months represents increases in incentive compensation and profit sharing accruals resulting from an increase in pretax income before incentive compensation expense. The incentive compensation expense was also impacted by the change in business and product mix. For the fiscal three and nine months ended December 31, 1997, the increase in incentive compensation expense reflects the higher level of investment banking revenues with corresponding higher incentive compensation expense.

All other operating expenses increased $2,761,000, or 18%, for the third quarter and $6,055,000, or 13%, for the first nine months of fiscal 1998 when compared to fiscal 1997. Communications expense increased $268,000 or 8%, for the current quarter and $561,000, or 5%, for the first nine months of the current fiscal year. Occupancy and equipment costs increased $1,053,000, or 24%, for the current quarter and $2,848,000, or 22%, for the first nine months of the current fiscal year. These increases reflect costs related to the continued expansion of the Company's business, and technology improvements. Promotional and business development expenses increased $811,000, or 38%, for the current quarter and $1,264,000, or 19%, for the first nine month period, due to increased promotional, travel and business entertainment expenses related to the higher volume of business. The category of other operating expenses increased $277,000 or 11%, for the current quarter and $226,000 or 3%, for the first nine month period.

Interest expense increased $488,000, or 17%, and $1,136,000, or 16%, for the fiscal three and nine month periods in the current fiscal year when compared to the same periods in fiscal 1997. The increase in interest expense is due to higher levels of short-term borrowings and securities loaned which increased primarily as a result of higher customer margin loans.

Income before income taxes for the fiscal quarter and fiscal nine months ended December 31, 1997 was $13,096,000 and $32,604,000, respectively, resulting in pre-tax return on revenues of 15.72% and 14.73%, respectively. For the fiscal quarter and fiscal nine months ended December 31, 1996, income before income taxes was $8,261,000 and $26,592,000, resulting in pre-tax revenues of 13.12% and 14.00% respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

Not applicable.


                                      (10)

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

On November 18, 1997, McDonald Securities settled claims related to the previously disclosed STEPHANIE TUBBS JONES EX REL. THE STATE OF OHIO, ET AL. VS. MCDONALD & CO SECURITIES, INC., ET AL. lawsuit arising out of losses allegedly incurred by Cuyahoga County's Secured Assets Funds Earnings Program (the "SAFE Litigation"). Pursuant to the terms of the Settlement Agreement, McDonald Securities and six other defendants in the SAFE Litigation each made a settlement payment of $1,375,000 to Cuyahoga County, Ohio (The "County"), in return for the County's release of claims and dismissal with prejudice of the settling defendants from the SAFE Litigation. None of the defendants admitted any wrongdoing in connection with the SAFE Litigation. The amount paid by McDonald Securities in settlement of the SAFE Litigation did not have a material adverse effect on the consolidated financial position, liquidity, or results of operations of the Company.

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

During the fiscal quarter ended December 31, 1997 the Company utilized 45,804 of the Company's Common Stock held in treasury to satisfy options exercised under the Stock Option Plan for employees.



                                      (11)

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

                                                                                                     Sequential
             (a.)  The following exhibits are filed as part of this report:                         Page Number
                                                                                                    -----------



Exhibit 11        Statement re: Computation of Per Share Earnings                                            15

Exhibit 27        Financial Data Schedule BD




             (b.)  Reports on Form 8-K:

             On November 21, 1997, the Company filed a report on Form 8-K related to the settlement of the STEPHANIE TUBBS
             JONES EX REL. THE STATE OF OHIO, ET AL. VS. MCDONALD & CO SECURITIES, INC., ET AL. LITIGATION

             (See Item 1 - Legal Proceedings)









*  Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only.


                                      (12)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          McDonald & Company Investments, Inc.
                                          ------------------------------------
                                                       (Registrant)




Date: February 6, 1998                 By:       /s/ William B. Summers, Jr.
      ----------------                    ----------------------------------
                                          William B. Summers, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date: February 6, 1998                 By:     /s/Robert T. Clutterbuck
     -----------------                    -----------------------------
                                          Robert T. Clutterbuck
                                          Treasurer
                                          (Principal Financial Officer)




                                      (13)

                      McDonald & Company Investments, Inc.

       Report on FORM 10-Q for the Fiscal Quarter ended December 31, 1997


                                  EXHIBIT INDEX
                                  -------------

Exhibit No.             Description                                                         Sequential Page
-----------             -----------                                                         ---------------

     11                 Statement re: Computation of Per Share Earnings                           15

     27                 Financial Data Schedule                                                   16










*Exhibit 27 is Furnished  for Securities and Exchange Commission Purposes Only




                                      (14)