Form 10-K
period 1998-03-27
MCDONALD & CO INVESTMENTS INC
filed 1998-06-22
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               ------------------  ------------------

                          Commission file number 1-8526

                      McDONALD & COMPANY INVESTMENTS, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                             34-1391950
-------------------------------           ----------------------------------
(State or other jurisdiction of           (I.RS Employer Identification No.)
incorporation or organization)

McDonald Investment Center
800 Superior Avenue, Cleveland, Ohio                     44114
----------------------------------------               ----------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of June 4, 1998, 18,437,632 shares of Common Stock, par value $1.00 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on June 4, 1998, which was $29.813 per share) was $492,686,478. For purposes of this information, the outstanding shares of Common Stock which were owned by all Directors and executive officers of the Registrant, were deemed to be the shares of Common Stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated by reference to Parts II, III, and IV of this Form 10-K: (i) the Registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on July 29, 1998 (the "1998 Proxy Statement"), and (ii) the Registrant's 1998 Annual Report to Stockholders for the fiscal year ended March 27, 1998 (the "1998 Annual Report to Stockholders").

        Except as otherwise stated, the information contained in this Report on Form 10-K is as of March 27, 1998.

                                     PART I
                                     ------

ITEM 1.  BUSINESS.

(a)  RECENT DEVELOPMENT

        On June 15, 1998, the Company entered into an Agreement and Plan of Merger with KeyCorp pursuant to which the Company will be acquired by KeyCorp. Under the terms of the Agreement and Plan of Merger, shareholders of the Company will receive, in a tax-free exchange, $35.00 of KeyCorp common stock for each share of the Company's common stock, subject to possible adjustments if KeyCorp's common stock price is below $33 or above $44.50 per common share at the time of closing. In addition, KeyCorp has established a $68 million employee retention program to be paid in cash and options over a three-year period to certain employees of the Company. The merger is expected to close during the fourth calendar quarter of 1998, subject to approval of the Company's stockholders, certain regulatory approvals and certain other conditions to closing. Additional information regarding the proposed merger can be found in the press release filed as Exhibit 99.1 to the Company's Form 8-K dated June 15, 1998.

(b)  GENERAL DEVELOPMENT OF BUSINESS

        McDonald & Company Investments, Inc. is a holding company which was incorporated under the laws of the State of Delaware on May 20, 1983. As used in this Report, the "Company" refers, unless the context requires otherwise, to McDonald & Company Investments, Inc. and its subsidiaries. McDonald & Company Investments, Inc. conducts substantially all of its business through its principal subsidiary, McDonald & Company Securities, Inc. ("McDonald Securities"), which operates a regional investment banking, investment advisory and brokerage business. The Company also provides personal trust services through its wholly-owned subsidiary, McDonald Trust Company. The Company also provides asset management services through its Gradison & Company division ("Gradison").

        The Company's executive offices are located at McDonald Investment Center, 800 Superior Avenue, Cleveland, Ohio 44ll4-2603 and its telephone number is (216) 443-2300. The Company has 23 other offices in Ohio (including the Gradison Division in Cincinnati, Ohio and the S. J. Wolfe Division in Dayton,
Ohio) and 19 additional offices in 10 other states.

(c)  INDUSTRY SEGMENT DATA

        The Company is engaged in one line of business, that of a securities broker-dealer, which is comprised of several classes of products or services including underwriting and investment banking, principal and agency transactions, and investment advisory services.

(d)  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL
-------

        The Company, through its principal subsidiary, McDonald Securities, operates a regional investment banking and brokerage business. The Company's activities include the origination, underwriting, distribution, trading and brokerage of fixed income and equity securities, investment advisory services, and investment research and other related services. On July 20, 1983, the Company succeeded to the business of McDonald & Company, a partnership, which was established in 1927. The Company has expanded to its present size primarily through internal growth rather than by acquisition, except for the merger with Gradison in October 1991.

        The Company serves institutional customers which are located throughout the United States and in Canada, Europe, and the Far East. The Company's retail (individual) customers are primarily located in the tri-state region of Ohio, Michigan and Indiana. For the fiscal year ended March 28, 1998, approximately 51% of total revenues were derived from retail customers, 18% from institutional customers, 23% from non-customer related principal transactions, investment banking fees and other activities and 8% from interest and dividend income.

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

        The Company has a total of 43 offices in 11 states, all of which offices are leased. The Company has approximately 1,450 employees, of whom 333 are full-time retail investment consultants and 65 are full time institutional investment consultants.


REVENUES BY SOURCE

        The following table sets forth the revenues of the Company on a comparative basis for the three most recent fiscal years.

                                                              McDonald & Company Investments, Inc.
                                          -----------------------------------------------------------------------------------
                                                                         Fiscal Year Ended
                                          -----------------------------------------------------------------------------------
                                          March 27, 1998                   March 28, 1997                      March 29, 1996
                                          --------------                  ---------------                      --------------
(Dollar amounts in thousands)
                                       Amount           %               Amount           %                  Amount            %
                                    ------------    --------          ----------     ---------           ------------     --------

Underwriting and
   investment banking:
     Corporate                   $       98,899          29  %     $      60,651            23  %      $       45,672        20  %
     Municipal                            4,024           1                3,917             1                  5,826         3
     Limited partnership
        investments                         487           1                9,043             3                  4,161         2
                                    ------------    --------           ----------     ---------           ------------     --------
                                        103,410          31               73,611            27                 55,659        25
Principal transactions:
     Unlisted stocks                     27,130           8               22,411             9                 21,457         9
     Corporate bonds
        and preferred stocks             13,046           3               11,303             4                 10,914         5
     Municipal bonds                     11,158           3               10,128             4                  9,001         4
     Government bonds                     5,178           2                6,130             2                  6,470         3
     Mortgage-backed
        securities                        4,026           1                5,270             2                  6,180         3
     Other                                  233           1                  143             1                     79         1
                                    ------------    --------           ----------     ---------           ------------     --------
                                         60,771          18               55,385            22                 54,101        25
Commissions:
     Listed stocks                       49,510          15               37,426            14                 33,860        15
     Mutual funds and
       money market funds                30,581           9               25,210             9                 19,588         8
     Unlisted stocks                     11,410           3               10,618             4                  8,411         4
     Insurance and annuities              6,859           2                5,356             2                  3,510         2
     Options                              1,913           1                1,297             1                  1,129         1
                                    ------------    --------           ----------     ---------           ------------     --------
                                        100,273          30               79,907            30                 66,498        30
Investment management fees:
     Investment advisory fees            21,744           6               14,717             6                 10,333         5
     Mutual funds and money
       market funds                      12,215           4               10,419             4                  9,509         4
                                    ------------    --------           ----------     ---------           ------------     --------
                                         33,959          10               25,136            10                 19,842         9

Interest and dividends                   26,602           8               20,406             8                 17,170         8

Other                                     8,331           3                7,052             3                  7,351         3
                                    ------------    --------           ----------     ---------           ------------     --------

     Total revenues              $      333,346         100  %      $    261,497           100  %      $      220,621       100  %
                                    ============    ========           ==========     =========           ============     ========

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


PRINCIPAL TRANSACTIONS
----------------------

        McDonald Securities actively engages in trading as principal in various phases of the over-the-counter securities business. To facilitate trading by its customers, McDonald Securities buys, sells and maintains inventories of municipal bonds, corporate bonds, government bonds, mortgage-backed securities, common stocks and preferred stocks in order to "make markets" in those securities. Revenues from principal transactions depend upon the general trend of prices and level of activity in the securities market, the skill of employees in market-making areas and the size of the inventories. Activities in trading as a principal require the commitment of capital and create an opportunity for profit and risk of loss due to market fluctuations. As of March 27, 1998, McDonald Securities made markets in the common stock or other equity securities of approximately 215 NASDAQ-quoted corporations, as well as other corporations with less actively traded securities. McDonald Securities has acted as a managing underwriter for and provides research coverage of certain of these corporations.

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

        The Securities and Exchange Commission has recently adopted significant market structure rules under the Securities and Exchange Act of 1934 involving the handling and execution of customer limit orders. A market maker in over-the-counter securities is now required to display in their quote the price and full size of customer limit orders. In addition, market makers are also required to display in their quote any better priced orders that the market maker places into an electronic network such as Selectnet or Instinet, unless an alternative provided by the rule is available. The effect of these rules will be to narrow spreads on NASDAQ trades and to reduce the potential for trading profit on dealer to dealer trades. As a result of the implementation of these rules, McDonald Securities' profitability from trading NASDAQ quoted companies will be reduced.

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

        Under asset management programs, the Company provides investment advisory services to individual, corporate and employee benefit plan clients. Investment advisory fees for the fiscal year ended March 27, 1998 from individual managed accounts represented approximately 64% of total revenues from investment management fees.

        As of March 27, 1998, McDonald Securities is the investment advisor to and the distributor of the following mutual funds: Gradison Cash Reserve Trust, which is comprised of one portfolio, Gradison U.S. Government Reserves ("GMU", a money market fund investing in U.S. Government Securities), Gradison Custodian Trust, which is comprised of one portfolio, Gradison Government Income Fund ("GIF", a U.S. Government Securities income fund), Gradison Municipal Custodian Trust, which is comprised of one portfolio, Gradison Ohio Tax-Free Fund ("GMO", a double tax-free income fund for Ohio investors), Gradison Growth Trust, which is comprised of four portfolios, Gradison Established Value Fund ("EST", a common stock fund investing in large, established companies), Gradison Opportunity Value Fund ("OPP", a common stock fund investing in small companies), Gradison Growth & Income Fund ("GRI", a common stock fund seeking long-term growth of capital, current income and growth of income) and Gradison International Fund ("INT", a common stock fund investing in non-United States companies). All of these funds are diversified, open-end management investment companies.

        The following summarizes the number of accounts and the size of each of the Funds as of March 27, 1998 and March 28, 1997:


                                                             March 27, 1998                     March 28, 1997
                                                      -----------------------------    ------------------------------
Funds                                                 Accounts             $             Accounts             $
-----                                                 ----------    ---------------    -----------     --------------
                                                                    (in thousands)                     (in thousands)
Gradison Cash Reserve Trust
     U.S. Government Reserves                            102,136        1,794,815           91,036         1,555,308

Gradison Custodian Trust
     Government Income Fund                                4,493          158,853            4,744           155,799

Gradison Municipal Custodian Trust:
     Ohio Tax-Free Fund                                    1,571           92,472            1,464            76,336

Gradison Growth Trust:
     Established Value Fund                               16,678          560,067           15,049
                                                                                                             443,385
     Opportunity Value Fund                                7,540          169,939            6,340           117,469
     Growth & Income Fund                                  3,225           57,692            1,783            26,007
     International Fund                                    2,255           32,177            1,881
                                                                                                              24,372

                                                      ----------    ---------------    -----------     --------------
Total                                                    137,898        2,866,015          122,297         2,398,676
                                                      ==========    ===============    ===========     ==============


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


INTEREST AND DIVIDENDS
----------------------

        A significant portion of the Company's pretax income is derived from interest and dividend income, net of interest expense. The amount of interest and dividend income is directly impacted by the level of securities owned and customer margin account balances, and by general fluctuations in interest rates. Approximately 59% of interest and dividend income represents interest charged to customers on the amount borrowed to finance margin transactions. The rate of interest charged to customers is based on the broker's call money rate (the interest rate on bank loans to brokers secured by firm and customers' margin account securities) to which an additional amount, up to 2.5%, is added depending on the size of the debit balance. Approximately 32% of the Company's interest and dividend income is generated from securities owned. Approximately 4% of the Company's interest and dividend income is generated from securities borrowed, and the remaining 5% includes interest on notes receivable, dividend income, and other.

OTHER
-----

        During the fiscal year ended March 27, 1998, approximately 27% of other income represented service fees, IRA administration fees, and other retail-related revenues compared to 29% and 27%, respectively, for the fiscal years ended in March 1997 and 1996. Approximately 42% of other income represented transfer agent fees and other fees derived from the Company's money market and mutual funds compared to 44% and 36%, respectively, for the fiscal 1997 and 1996 years. For the fiscal year ended March 27, 1998, 23% of other income represented revenues related to certain venture capital investments, compared to 17% in fiscal 1997 and 24% in fiscal 1996. The Company periodically invests in venture capital and other investments in the form of limited partnerships, general partnerships and equity positions. Miscellaneous income represented 8%, 10% and 13% of other income, respectively, in the fiscal years ended March 1998, 1997 and 1996.


RETAIL BUSINESS
---------------

        During the fiscal year ended March 27, 1998, approximately 74% of the Company's total revenues from customers were from individuals. During the fiscal year ended March 27, 1998, approximately 28% of the revenues from individual accounts were derived from agency transactions in listed and unlisted securities. Individual commission rates on agency transactions are based upon a schedule which is competitive within the securities industry. Discounts from the schedule may be granted to retail customers on large trades.

        Approximately 30% of revenues from individual customers were derived from proprietary and nonproprietary mutual funds. These revenues include sales charges, fees received from the funds under Section 12(b)(1), and advisory fees and other fee income related to the propriety mutual funds. Approximately 18% of retail-related revenues are derived from principal transactions in equity and debt securities. The remaining 24% of retail-related revenues include revenues from the sale of investment banking products and revenues from the sale of annuities, life insurance and other products.


INSTITUTIONAL BUSINESS
----------------------

        During the fiscal year ended March 27, 1998, approximately 26% of the Company's total revenues from customers were from institutions. Institutional customers include banks, insurance companies, thrift institutions, pension funds, mutual funds and money managers. During the fiscal year ended March 27, 1998, approximately 41% of the revenues from institutional accounts were derived from principal transactions, 34% from investment banking and 25% from agency transactions. Commissions charged on agency transactions on behalf of institutional customers are on a negotiated basis and represent a significant discount from the Company's retail commission schedule.


MARGIN ACCOUNTS
---------------

        Customers' transactions in securities are effected on either a cash or margin basis. Purchases and sales on a cash basis require full payment or delivery of securities by the designated settlement date, generally the third business day following the transaction date. McDonald Securities is at risk in the event a customer fails to settle a trade and the value of the securities declines (for a customer purchase), or increases (for a customer sale), subsequent to the transaction date. In a margin account, the customer pays a portion of the cost of securities purchased and the broker-dealer makes a loan for the balance, secured by the securities purchased or other securities owned by the investor. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements and McDonald Securities' internal policies, which in some instances are more stringent than Regulation T or NYSE margin requirements. Currently, in most transactions Regulation T limits the amount loaned to a customer for the purchase of a particular security to 50% of the purchase price. In the event of a decline in the market value of the securities in a customer's margin account, a member firm, under NYSE rules, is required to have the customer deposit cash or additional securities so that the loan to the customer is no greater than 75% of the value of collateral securities in the account. In permitting customers to purchase securities on margin, McDonald Securities is subject to the risk of a market decline which could reduce the value of its collateral below the customers' indebtedness.

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


RESEARCH SERVICES
-----------------

        McDonald Securities maintains both an equity and fixed income research staff which concentrates its efforts on regional research services for both retail and institutional customers. McDonald Securities employs 31 equity analysts who cover approximately 250 companies, a majority of which maintain their headquarters in the Midwest. 9 of the 31 analysts are Chartered Financial Analysts.

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


EMPLOYEES
---------

        The Company has 1,446 employees, of whom 19 have senior managerial responsibilities, 398 are full-time investment brokers, 365 are engaged in other production areas, including trading, research, investment banking, and investment advisory, and 664 are employed in processing securities transactions, accounting, management information systems, mutual fund services, personnel and other administrative services.

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

     In computing net capital, various adjustments are made to net worth with a view to excluding assets which are not readily convertible into cash and to a conservative statement of the other assets such as a firm's position in securities. Compliance with the Uniform Net Capital Rule may limit those operations of a firm which require the use of its capital for purposes of maintaining the inventory required for trading in securities, underwriting securities and financing customer margin account balances. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of a broker-dealer to expand or even maintain its present level of business. Net capital and aggregate debit balances change from day to day. At March 27, 1998, McDonald Securities' net capital was $86,641,000, which was 32% of its aggregate debit balances and $81,219,000 in excess of the minimum required net capital.

        McDonald Securities has outstanding $20,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to prepay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. The principal amount of the notes has been approved by the New York Stock Exchange Inc. for inclusion in the regulatory capital of McDonald Securities.


(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

             Not Applicable.

ITEM 2.  PROPERTIES.

        The Company has a total of 43 offices in 11 states, all of which are leased under lease agreements expiring from 1997 to 2009. Certain of these leases have renewal options. The table below sets forth the location of each of the Company's offices and the number of full-time investment brokers in each office:

HEADQUARTERS                                Mansfield (4)                   KENTUCKY
------------                                Pepper Pike (20)                   Crestview Hills (5)
     Cleveland (51)                         Rocky River (17)
                                            Sandusky (5)                    MASSACHUSETTS
DIVISIONS                                   Strongsville (8)                   Boston (6)
Gradison Division                           Toledo (5)
   Cincinnati, Ohio                         Willoughby Hills (12)           MICHIGAN
S. J. Wolfe Division                                                           Ann Arbor (7)
   Dayton, Ohio                                                                Battle Creek (3)
                                         CALIFORNIA                            Birmingham (16)
BRANCHES                                    Los Angeles (4)                    East Lansing (6)
--------                                    San Francisco (1)                  Grand Rapids (16)
     OHIO                                                                      Grosse Pointe Woods (6)
         Akron (8)                       FLORIDA
         Canfield (2)                    Naples (12)
         Canton (6)                                                         NEW JERSEY
         Chillicothe (1)                 GEORGIA                               Jersey City (17)
         Cincinnati (44)                    Atlanta (3)
         Columbus (4)
         Dayton (7)                      ILLINOIS                           TENNESSEE
         Dublin (6)                         Chicago (6)                        Memphis (6)
         Elyria (10)
         Findlay (5)                     INDIANA
         Hudson (7)                         Elkhart (8)
         Kenwood (13)                       Fort Wayne (6)
         Kettering (5)                      Indianapolis (10)
         Lancaster (3)                      Indianapolis North (9)
         Lima (3)
         Mahoning Valley (5)

        The Company's executive office and largest sales office is located in Cleveland, Ohio. The Company's order entry, trading, investment banking, research, operations and accounting activities are primarily centralized in the Cleveland office. The office, which occupies approximately 165,500 square feet of space, is operated under a lease expiring in 2009. The Gradison Division of McDonald Securities is located in Cincinnati, Ohio. The Gradison Division office, which will occupy approximately 151,000 square feet of space effective July 1, 1998, is operating under a lease expiring in 2008. Personnel at the Gradison Division are primarily involved in the mutual fund and investment advisory operations, retail sales, management, and also certain accounting and administrative functions. The S. J. Wolfe Division was opened in December, 1990 when the Company acquired certain assets and the business of S. J. Wolfe & Co., a stock brokerage firm. The S. J. Wolfe Division has an over-the-counter trading operation.

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

           None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

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


             NAME                   AGE                PRINCIPAL OCCUPATION
             ----                   ---                --------------------
Thomas M. O'Donnell                 62      Chairman of the Company since April 1, 1989; Director of the Company since June 7, 1983; Chairman of McDonald Securities from April 1,
                                            1989 to August 1, 1995; Chief Executive Officer of the Company
                                            from April 1, 1989 to January 1, 1994; President of the Company
                                            and McDonald Securities from July 23, 1984 to April 1, 1989;
                                            Secretary of the Company from June 7, 1983 to July 23, 1984;
                                            Managing Director (Corporate Finance and Special Products) and
                                            Secretary of McDonald Securities from June 7, 1983 to July 23,
                                            1984; Partner from 1968 to 1990 and Managing Partner from 1989 to
                                            1990.


William B. Summers, Jr.             48      Director of the Company since June 7, 1983; Chief Executive Officer of the Company and McDonald Securities since January 1, 1994;
                                            President of the Company since April 1, 1989; Chairman of
                                            McDonald Securities since August 2, 1995; President of McDonald
                                            Securities from April 1, 1989 to August 1, 1995; Executive Vice
                                            President of the Company and McDonald Securities from November 1,
                                            1988 to April 1, 1989; Managing Director (Fixed Income
                                            Institutional Sales) of McDonald Securities from June 7, 1983 to
                                            November 1, 1988; Partner from 1975 to 1990.


Robert T. Clutterbuck               47      Director of the Company since August 7, 1996. President and Chief
                                            Operating Officer of McDonald Securities since August 2, 1995;
                                            Treasurer of the Company since January 1, 1994; Chief Financial
                                            Officer of McDonald Securities from January 1, 1994 to June 14,
                                            1996; Executive Managing Director of McDonald Securities from
                                            January 1, 1994 to August 1, 1995; Senior Managing Director
                                            (Municipal Bond Trading and Underwriting) of McDonald Securities
                                            from June 1, 1992 to January 1, 1994; Managing Director from May
                                            1, 1987 to June 1, 1992; Senior Vice President from May 1, 1984 to May 1, 1987; First Vice President from June 7, 1983 to May 1,
                                            1984; Partner from 1978 to 1990.


Daniel F. Austin                    46      Vice Chairman of McDonald Securities since August 2, 1995; Senior
                                            Managing Director (Corporate and Public Finance) of McDonald
                                            Securities from June 1, 1992 to August 2, 1995; Managing Director from January 4, 1991 to June 1, 1992; Senior Vice President from
                                            May 1, 1986 to January 3, 1991; First Vice President from May 1,
                                            1985 to May 1, 1986.


Jack N. Aydin                       57      Managing Director (Resident Manager - Jersey City, New Jersey) of
                                            McDonald Securities since May l, l988; Senior Vice President from
                                            May l, l986 to May 1, l988; First Vice President from June 7,
                                            l983 to May 1, l986; Partner from l977 to 1990.

             NAME                   AGE                PRINCIPAL OCCUPATION
             ----                   ---                --------------------
Eugene H. Bosart III                55      Senior Managing Director (Regional Sales Manager - Michigan) of
                                            McDonald Securities since June 15, 1996; Managing Director from
                                            May 1, 1987 to June 15, 1996; Senior Vice President from June 7,
                                            1983 to May 1, 1987; Partner from 1972 to 1990.

Thomas G. Clevidence                48      Senior Managing Director (Human Resources and Community Affairs) of
                                            McDonald Securities since June 15, 1996. Managing Director (Human
                                            Resources and Community Affairs) from January 2, 1996 to June 15,
                                            1996; Managing Director (Human Resources) from July 1, 1992 to
                                            June 15, 1996; Vice President - Corporate Employment, Society
                                            Corporation/Ameritrust Corporation, from October 1989 to July 1,
                                            1992; Senior Manager, Ernst & Young, from 1982 to October 1989.

Ralph M. Della Ratta, Jr.           44      Senior Managing Director (Corporate Finance) of McDonald Securities
                                            since June 1, 1996; Managing Director from June 1, 1992 to June
                                            1, 1996; Senior Vice President from June 1, 1991 to June 1, 1992;
                                            First Vice President from June 1, 1990 to June 1, 1991; Vice
                                            President from October 12, 1987 to June 1, 1990.

Leonard J. DeRoma                   44      Senior Managing Director (Fixed Income Trading) of McDonald
                                            Securities since October 13, 1997; Managing Director (New York
                                            Taxable Fixed Income) of BZW Securities, Inc. from June, 1988 to
                                            January, 1997; Senior Vice President of Dean Witter Reynolds from
                                            June, 1987 to May, 1988; Senior Vice President of Lehman Brothers
                                            from June, 1982 to June, 1987; Associate Vice President,
                                            Citibank, from September, 1977 to June, 1982.

Dennis J. Donnelly                  48      Senior  Managing  Director  (Operations) of McDonald  Securities  since
                                            June 1,  1992;  Managing  Director  from May 1,  1987 to June 1,  1992;
                                            Senior  Vice  President  from May 1, 1984 to May 1,  1987;  First  Vice
                                            President from June 7, 1983 to May 1, 1984; Partner from 1980 to 1990.

David W. Ellis, III                 42      Managing Director (Gradison-McDonald Asset Management) Gradison
                                            Division of McDonald Securities, since June 15, 1996; Senior Vice
                                            President, Gradison Division of McDonald Securities, from October
                                            4, 1991 to June 15, 1996; Director of Gradison & Company
                                            Incorporated from January 1, 1987 to October 4, 1991; Senior Vice
                                            President, Gradison & Company Incorporated from September 1, 1988 to October 4, 1991; Vice President from September 1, 1980 to
                                            September 1, 1988.

Patricia J. Jamieson                43      Senior Managing Director (Chief Financial Officer) of McDonald
                                            Securities since June 1, 1997; Managing Director and Chief
                                            Financial Officer from June 15, 1996 to June 1, 1997; Chief
                                            Accounting Officer of McDonald Securities from August 2, 1995 to
                                            June 15, 1996; Senior Vice President from June 1, 1991 to June
                                            15, 1996; First Vice President from May 1, 1985 to June 1, 1991;
                                            Vice President from August 15, 1984 to May 1, 1985; Associate
                                            Vice President from October 3, 1983 to August 15, 1984.

David W. Knall                      53      Senior Managing Director (Private Client Group Investment Consultant
                                            - Indianapolis, Indiana) of McDonald Securities since June 15,
                                            1996; Managing Director from June 7, 1983 to June 15, 1996;
                                            Partner from 1973 to 1990.

             NAME                   AGE                PRINCIPAL OCCUPATION
             ----                   ---                --------------------
Thomas M. McDonald                  51      Senior Managing Director (Private Client Group) of McDonald
                                            Securities since June 1, 1997; Managing Director from June 1,
                                            1993 to June 1, 1997; Senior Vice President from September 27,
                                            1991 to June 1, 1993; Senior Vice President of Prescott Ball &
                                            Turben, a division of Kemper Securities Group, Inc. from February
                                            1988 to September 27, 1991.

Lawrence T. Oakar                   63      Managing Director (Private Client Group Investment Consultant -
                                            Cleveland, Ohio) of McDonald Securities since June 15, 1996;
                                            Senior Vice President from May 1, 1986 to June 15, 1996; First
                                            Vice President from July 20, 1983 to May 1, 1986; Partner from
                                            1979 to 1990.

John F. O'Brien                     61      Senior Managing Director (Private Client Group Investment Consultant
                                            - Rocky River, Ohio office) since January 1, 1998. Senior
                                            Managing Director (Private Client Group) of McDonald Securities
                                            from June 1, 1992 to January 1, 1998; Managing Director from June
                                            17, 1983 to June 1, 1992; Partner from 1971 to 1990.

James C. Redinger                   61      Senior Managing Director (Equity Institutional Sales and Trading) of
                                            McDonald Securities since June 1, 1992; Managing Director from
                                            May 1, 1987 to June 1, 1992; Senior Vice President from May 1,
                                            1984 to May 1, 1987; First Vice President from June 7, 1983 to
                                            May 1, 1984; Partner from 1980 to 1990.

David D. Sutcliffe                  37      Managing Director (Fixed Income Sales) of McDonald Securities since
                                            June 15, 1996; Senior Vice President from May 1, 1989 to June 15,
                                            1996; First Vice President from May 1, 1987 to May 1, 1989; Vice
                                            President from 1984 to May 1, 1987.

Bradley E. Turner                   39      Senior Managing Director (Gradison-McDonald Asset Management) of
                                            McDonald Securities since June 15, 1996; Managing Director
                                            (Gradison-McDonald Asset Management) of McDonald Securities from
                                            June 1, 1995 to June 15, 1996; Senior Vice President (Portfolio
                                            Strategies Group) from June 1, 1992 to June 1, 1995; First Vice
                                            President (Portfolio Strategies Group) from June 1, 1990 to June
                                            1, 1992; Vice President from May 1, 1988 to June 1, 1990;
                                            Associate Vice President from May 1, 1986 to May 1, 1988.

Donald E. Weston                    62      Director of the Company since October 4, 1991; Chairman and Chief
                                            Executive Officer of the Gradison Division of McDonald Securities
                                            since October 4, 1991; Chairman of the Board and Chief Executive
                                            Officer of Gradison & Company Incorporated from January, 1982 to
                                            October 4, 1991; Trustee and Chairman of the Board of the
                                            Gradison-McDonald Cash Reserves Trust since August, 1982; of the
                                            Gradison Growth Trust since August, 1983, of the Gradison
                                            Custodian Trust since September, 1987 and of the
                                            Gradison-McDonald Municipal Custodian Trust since September,
                                            1992.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS.

         The information required by this item is set forth at page 36 of the 1998 Annual Report to Stockholders, under the caption "Supplementary Financial Data - Quarterly Data (Unaudited)", which information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this item is set forth at page 30 of the 1998 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is set forth at pages 30 through 36 of the 1998 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is set forth at pages 36 through 45 of the 1998 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE.

         None.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding Directors appearing under the caption of "Election of Directors" in the registrant's definitive Proxy Statement to be used in connection with Annual Meeting of Stockholders to be held on July 29, 1998 (the "1998 Proxy Statement") is incorporated herein by reference. Information regarding executive officers of the Registrant is set forth in Item 4A of Part I of this Form 10-K Annual Report.


ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to "Executive Compensation" in the 1998 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to "Stock Ownership of Principal Holders and Management" in the 1998 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference to "Election of Directors--Certain Transactions" in the 1998 Proxy Statement.

                                     PART IV
                                     -------


ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  DOCUMENT LIST

1.  Financial Statements

             The following financial statements and other information, included in the 1998 Annual Report to Stockholders on pages 36 through 45, are incorporated by reference in Item 8.

McDonald & Company Investments, Inc. and Subsidiaries:
------------------------------------------------------

             (i) Consolidated Statements of Income--fiscal years ended March 27, 1998, March 28, 1997, and March 29, 1996.

             (ii) Consolidated Statements of Financial Condition--March 27, 1998 and March 28, 1997.

             (iii) Consolidated Statements of Changes in Stockholders' Equity-- fiscal years ended March 27, 1998, March 28, 1997, and March 29, 1996.

             (iv) Consolidated Statements of Cash Flows--fiscal years ended March 27, 1998, March 28, 1997, and March 29, 1996.

             (v)       Notes to Consolidated Financial Statements--March 27,
                       1998.

             (vi)      Report of Independent Auditors

2. Financial Statement Schedules

             All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.  Exhibits Required by Securities and Exchange Commission
    Regulation S-K

(a) The following exhibits are filed as part of this Report:

        Exhibit                                                                                   Sequential Page
        -------                                                                                   ---------------

         3(a)          Certificate of Incorporation of the Company, as amended............................ 26
         11            Statement Re: Computation of Per Share Earnings ................................... 49
         13(a)         Supplementary Financial Data - Quarterly Data
                          (Unaudited)..................................................................... 50
         13(b)         Selected Financial Data............................................................ 51
         13(c)         Management's Discussion and Analysis of Results of
                          Operations and Financial Condition.............................................. 52
         13(d)         Consolidated Financial Statements of the Company and Independent Auditors'
                          Report thereon listed under Item 14(a)(1)....................................... 58
         21            Subsidiaries of the Registrant..................................................... 68
         23            Consent of Independent Auditors....................................................
         27            Financial Data Schedule BD

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

         10(o): Lease Agreement dated May 21, 1996 for the Company's Gradison Division, which became effective July 1, 1996 (incorporated by reference to Exhibit 10(p) to the Company's Form 10-Q for the fiscal quarter ended September 27, 1996).

         10(p): Documents reflecting line of credit with Star Bank ($20,000,000) (incorporated by reference to Exhibit 10(q) to the Company's Form 10-Q for the fiscal quarter ended December 31, 1996).

         10(q): First Amendment to the Stock Bonus Plan, which became effective March 30, 1996 (incorporated by reference to the Company's Definitive Proxy Statement for its Annual Meeting held on July 30, 1997).*

         10(r): Documents reflecting line of credit with Harris Trust and Savings Bank ($20,000,000) (incorporated by reference to Exhibit 10(r) to the Company's Form 10-Q for the fiscal quarter ended June 27, 1997).

         10(s): Documents reflecting line of credit with Star Bank ($20,000,000) (incorporated by reference to Exhibit 10(s) to the Company's Form 10-Q for the fiscal quarter ended September 26, 1997).


ITEM 14(b)   REPORTS ON FORM 8-K.

         The Company did not file a current Report on Form 8-K during the fiscal quarter ended March 27, 1998.


OTHER
-----

         On February 9, 1995, the Company announced the continuation of an open market repurchase program originally instituted in July 1987. The current program allows the Company to purchase up to 2,000,000 shares of its Common Stock at an aggregate price not to exceed $25,000,000. Treasury shares may be used to satisfy options exercised under the Company's stock option plans and shares awarded under the Company's 1995 Stock Bonus Plan.

         During the fiscal year ended March 27, 1998 the Company purchased 47,920 shares of the Company's Common Stock at an average price of $25.09 per share. During the fiscal year ended March 27, 1998, the Company utilized 204,529 shares of the Company's Common Stock held in treasury to satisfy options exercised under the Company's stock option plans.







* Management contract or compensatory plan on arrangement identified pursuant to
Item 14(c) of this Form 10-K.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized at Cleveland, Ohio on this 22nd day of June, 1998.

                                     McDONALD AND COMPANY INVESTMENTS, INC.

                                     By:  /s/ William B. Summers
                                         ---------------------------------------
                                         William B. Summers, Jr., President and
                                         Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on


Signature                                  Title:
---------                                  ------


/s/ William B. Summers, Jr.                President and Director
-----------------------------------        (Principal Executive Officer)
William B. Summers, Jr.


/s/ Robert T. Clutterbuck                  Treasurer  and Director (Principal
-----------------------------------        Financial and Accounting Officer)
Robert T. Clutterbuck


/s/ Thomas M. O'Donnell                    Chairman and Director
-----------------------------------
Thomas M. O'Donnell


/s/ Rena J. Blumberg                       Director
-----------------------------------
Rena J. Blumberg


/s/ Jeanette Grasselli Brown               Director
-----------------------------------
Jeanette Grasselli Brown


/s/ Edward Fruchtenbaum                    Director
-----------------------------------
Edward Fruchtenbaum


/s/ James A. Karman                        Director
-----------------------------------
James A. Karman


/s/ David N. McCammon                      Director
-----------------------------------
David N. McCammon


/s/ Frederick R. Nance                     Director
-----------------------------------
Frederick R. Nance


/s/ Donald E. Weston                       Director
-----------------------------------
Donald E. Weston

                      McDonald & Company Investments, Inc.

          Report on FORM 10-K for the Fiscal Year ended March 27, 1998

                                  EXHIBIT INDEX
                                  -------------



Exhibit No.                Description                                                           Sequential Page
-----------                -----------                                                           ---------------



      3(a)                 Certificate of Incorporation of the Company, as amended.................. 26

      11                   Statement Re: Computation of
                             Per Share Earnings..................................................... 49

      13(a)                Supplementary Financial Data
                             Quarterly Data (Unaudited)............................................. 50

      13(b)                Selected Financial Data.................................................. 51

      13(c)                Management's Discussion and
                             Analysis of Results of Operations
                             and Financial Condition................................................ 52

      13(d)                Consolidated Financial Statements of the Company and Independent
                             Auditors' Report thereon listed under Item 14(a)(1).................... 58

      21                   Subsidiaries of the Registrant........................................... 68

      23                   Consent of Independent
                             Auditors...............................................................

      27                   Financial Data Schedule BD