Form 10-Q
period 1998-06-26
MCDONALD & CO INVESTMENTS INC
filed 1998-08-06
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q
(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended                      June 26, 1998
                              --------------------------------------------------


                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,662,635 of Common Stock, par value $1.00 per share, were outstanding on July 27, 1998.




                                      (1)

                      McDONALD & COMPANY INVESTMENTS, INC.

                                      INDEX




                                                                                                                  Page
                                                                                                                  ----

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements -
          Consolidated statements of financial condition (unaudited) -
                    June 26, 1998 and March 27, 1998.....................................................           3

          Consolidated statements of income (unaudited) Fiscal three months
                    ended June 26, 1998 and June 27, 1997................................................           4

         Consolidated statements of cash flows (unaudited) Fiscal three months
                    ended June 26, 1998 and June 27, 1997................................................           5

          Notes to consolidated financial statements (unaudited) -
                    June 26, 1998........................................................................           6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation ......................................................................           7


PART II - OTHER INFORMATION
---------------------------

          Item 1.  Legal Proceedings.....................................................................          10
          Item 5.  Other Information.....................................................................          11
          Item 6.  Exhibits and Reports on Form 8-K......................................................          12


SIGNATURES ..............................................................................................          13

EXHIBIT INDEX ...........................................................................................          14




                                      (2)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      MCDONALD & COMPANY INVESTMENTS, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except for share amount)

                                                                           June 26, 1998                March 27, 1998
                                                                       ----------------------         -------------------

ASSETS
     Cash and cash equivalents                                      $                 10,759       $              13,844
     Receivable from customers                                                       254,616                     238,476
     Receivable from brokers and dealers                                              40,705                      51,695
     Securities purchased under agreements
        to resell                                                                    185,693                      61,874
     Securities owned                                                                389,124                     223,436
     Other receivables                                                                23,714                      36,150
     Furniture, equipment and leasehold
        improvements, at cost, less accumulated
        depreciation and amortization                                                 20,279                      20,192
     Other investments                                                                31,206                      28,028
     Other assets                                                                     30,918                      28,825
                                                                       ----------------------         -------------------
                                                                    $                987,014       $             702,520
                                                                       ======================         ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities
        Short-term borrowings                                       $                 75,661       $              41,807
        Payable to customers                                                          64,699                      74,536
        Payable to brokers and dealers                                                12,207                      13,643
        Securities loaned                                                             75,892                      68,207
        Securities sold under agreements to repurchase                               277,365                     135,232
        Securities sold but not yet purchased                                        192,153                      70,584
        Accrued compensation                                                          22,558                      55,126
        Accounts payable, accrued expenses and
            other liabilities                                                         43,390                      32,207
        Long-term borrowings                                                          20,000                      20,000
                                                                       ----------------------         -------------------
                                                                    $                783,925       $             511,342
                                                                       ----------------------         -------------------

     Stockholders' equity
        Preferred Stock, without par value;
            200,000 shares authorized; none issued
        Common Stock, par value $1.00 per share;
            50,000,000 shares authorized
            (24,053,330 and 23,831,527 shares
            issued respectively)                                    $                 24,053       $              23,832
        Additional paid-in capital                                                    54,897                      48,499
        Retained earnings                                                            152,905                     147,727
        Less treasury stock, at cost (5,391,895 and
        5,413,353 shares, respectively)                                             (28,766)                    (28,880)
                                                                       ----------------------         -------------------
                                                                                     203,089                     191,178
                                                                       ======================         ===================
                                                                    $                987,014       $             702,520
                                                                       ======================         ===================



See Notes to consolidated financial statements (unaudited).



                                      (3)

                      MCDONALD & COMPANY INVESTMENTS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                            Fiscal Three Months Ended
                                                                               -----------------------------------------------------
                                                                                   June 26, 1998                 June 27, 1997
                                                                                     (13 weeks)                    (13 weeks)
                                                                               -----------------------       -----------------------

(In thousands, except for share and per share amounts)

Revenues:
    Underwriting and investment banking                                     $                  17,744     $                 10,472
    Principal transactions                                                                     12,537                       16,943
    Commissions                                                                                27,168                       22,139
    Investment management fees                                                                 10,780                        7,464
    Interest and dividends                                                                      8,828                        5,681
    Other                                                                                       1,935                        1,863
                                                                               -----------------------       -----------------------
                                                                            $                  78,992     $                 64,562
                                                                               -----------------------       -----------------------

Expenses:
    Employee compensation and benefits                                      $                  45,696     $                 37,130
    Interest                                                                                    4,327                        2,422
    Communications                                                                              4,462                        3,602
    Occupancy and equipment                                                                     6,007                        5,021
    Promotion and development                                                                   3,058                        2,528
    Floor brokerage and clearance                                                                 788                          678
    Taxes, other than income taxes                                                              2,352                        2,134
    Other operating expenses                                                                    2,562                        2,126
                                                                               -----------------------       -----------------------
                                                                            $                  69,252     $                 55,641
                                                                               -----------------------       -----------------------

Income before income taxes                                                  $                   9,740     $                  8,921

Provision for income taxes                                                                      3,410                        3,300
                                                                               -----------------------       -----------------------

Net income                                                                  $                   6,330     $                  5,621
                                                                               =======================       =======================

Basic net income per share                                                  $                    0.34     $                   0.31
                                                                               =======================       =======================

Diluted net income per share                                                $                    0.34     $                   0.31
                                                                               =======================       =======================

Dividends per share                                                         $                  0.0625     $                 0.0469
                                                                               =======================       =======================

Average number of shares
 outstanding                                                                               18,510,000                   18,080,000
                                                                               =======================       =======================





See Notes to consolidated financial statements (unaudited).



                                      (4)

                      MCDONALD & COMPANY INVESTMENTS, INC.
                      ------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

(In thousands)

                                                                                                     Fiscal Three Months Ended
                                                                                                     -------------------------

                                                                                          June 26, 1998               June 27, 1997
                                                                                         -----------------         -----------------
OPERATING ACTIVITIES:
---------------------

Net Income                                                                            $             6,330       $             5,621
Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                                                               2,330                     1,920
        Deferred compensation                                                                       5,282                        73
        Deferred income taxes                                                                      (2,450)                     (409)
        Increase in receivable from customers                                                     (16,140)                   (3,604)
        (Increase) decrease in receivable from brokers and dealers                                 10,990                   (14,057)
        Increase in securities owned                                                             (165,688)                  (42,205)
        Decrease in other receivables                                                              12,436                     7,793
        Increase (decrease) in payable to customers                                                (9,837)                   14,665
        Decrease in payable to brokers and dealers                                                 (1,436)                   (4,715)
        Increase in securities loaned                                                               7,685                     9,472
        Increase in securities sold but not yet purchased                                         121,569                    48,969
        Decrease in accrued compensation                                                          (26,083)                  (12,903)
        Increase in accounts payable, accrued expenses and other                                    6,085                     1,621
                                                                                         -----------------         -----------------

        Net cash provided by (used for) operating activities                          $           (48,927)       $           12,241
                                                                                         =================         =================

INVESTING ACTIVITIES:
---------------------

        Purchase of furniture, equipment and leaseholds                               $            (2,256)       $           (1,416)
        Increase in other investments                                                              (3,178)                   (2,529)
        Decrease in other assets                                                                      196                     1,248
                                                                                         -----------------         -----------------

        Net cash used for investing activities                                        $            (5,238)       $           (2,697)
                                                                                         =================         =================

FINANCING ACTIVITIES:
---------------------

        Decrease in securities purchased under agreement to resell                    $          (123,819)       $          (43,290)
        Increase (decrease) in short-term borrowings                                               33,855                    (3,100)
        Decrease in securities sold under agreements to repurchase                                142,133                    40,907
        Cash dividends                                                                             (1,152)                     (846)
        Proceeds from issuance of treasury stock                                                       63                        14
                                                                                         -----------------         -----------------

        Net cash provided by (used for) financing activities                          $            51,080       $            (6,315)
                                                                                         -----------------         -----------------

        Increase (decrease) in cash and cash equivalents                                           (3,085)                    3,229
        Cash and cash equivalents at beginning of period                                           13,844                     8,907
                                                                                         -----------------         -----------------

        Cash and cash equivalents at end of period                                    $            10,759       $            12,136
                                                                                         =================         =================

See Notes to consolidated financial statements (unaudited).


                                      (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
June 26, 1998

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

NOTE B - LONG-TERM BORROWINGS
-----------------------------

McDonald & Company Securities, Inc., ("McDonald Securities") has outstanding $20,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to prepay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness of McDonald Securities. The principal amount of the notes has been approved by the New York Stock Exchange, Inc. for inclusion in the regulatory capital of McDonald Securities.

NOTE C - NET INCOME PER SHARE
-----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share "Statement 128", which was required to be adopted on December 15, 1997. Under Statement 128, the Company is required to change the method used to compute earnings per share and to restate all prior periods presented. The impact of Statement 128 on the calculation of earnings per share was not material.

Net income per share is based on the average number of shares outstanding during the periods. On July 30, 1997, the Company declared a 100% stock dividend, which was distributed on September 15, 1997, to stockholders of record on August 25, 1997. Share and per share information have been restated to reflect the effect of the stock dividend as if it had occurred at the beginning of the fiscal quarter ended June 27, 1997.

NOTE D - CONTINGENCIES
----------------------

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

The profitability of the Company is sensitive to many factors, including the level of securities trading volume and the volatility and general level of market prices. Many of its activities have high operating costs that do not decrease with reduced levels of activity. Sustained periods of reduced volume, or loss of clients, could have adverse effects upon profitability.

On June 15, 1998, the Company entered into an agreement and plan of merger with KeyCorp pursuant to which the Company will be acquired by KeyCorp. Under the terms of the merger, stockholders of the Company will receive, in a tax-free exchange, approximately $35 in value of KeyCorp common shares for each share of the Company's common stock, subject to possible adjustments if KeyCorp's common share price is below $33 or above $44.50 per share at the time of closing. In addition, KeyCorp has established a $68 million employee retention program to be paid in cash and options over a three-year period to certain employees of the Company. The merger is expected to close during the fourth quarter of calendar 1998, subject to approval of the Company's stockholders, certain regulatory approvals and certain other conditions to closing. Additional information regarding the proposed merger can be found in the press release filed as exhibit
99.1 to the Company's Form 8-K dated June 15, 1998 and the amendment filed in the Company's Form 8-K/A dated June 16, 1998.

On June 26, 1998, the Company announced plans to acquire Essex Capital Markets, Inc., ("Essex") a privately held, regional investment firm with five offices. Upon completion of the merger, which is expected to close September 4, 1998, Essex will operate as a division of the Company.

The Company has formulated a comprehensive strategic plan that is periodically reviewed and revised. The plan emphasizes the Company's historical roots as a regional brokerage and investment banking firm. The Company has focused on the Ohio, Michigan and Indiana markets by increasing the number of sales representatives covering individual investors, as well as increasing investment banking activities in this region. The Company's institutional equity and institutional fixed income divisions cover accounts throughout the United States and internationally.

The Company is evaluating Year 2000 compliance issues, including exposure related to vendors, software, and other systems to determine whether internal and external concerns are addressed. The Committee established to oversee this evaluation and implementation is led by the Senior Managing Director - Information Technologies and Operations. Since the Company does not have a significant amount of internal programming, the majority of the exposure and costs related to the Year 2000 problem is through vendors. Most of the costs will be in the form of higher prices for goods and services from vendors. The Company is not able to determine the extent of these costs presently. Management believes that the Company has taken all reasonable precautions to ensure a smooth transition. However, the Company's brokerage business is highly dependent on outside service providers and there can be no guarantee that year 2000 problems will not be encountered, some of which could potentially have a material adverse effect on the Company's business activities and, accordingly, its results of operations, financial condition and cash flows.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, receivables from brokers and dealers, securities purchased under agreements to resell, and securities owned represented approximately 92% of the Company's assets at June 26, 1998. These assets are financed by a number of sources, including payables to customers and brokers, short-term borrowings, securities loaned, securities sold under agreements to repurchase, long-term borrowings, and equity capital.




                                      (7)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS (continued)
            ---------------------------------


LIQUIDITY AND CAPITAL RESOURCES (cont.)
---------------------------------------

At June 26, 1998, McDonald Securities had outstanding $20,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing additional long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory capital.

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $330,000,000, of which $264,531,000 was unused at June 26, 1998. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.

Certain minimum amounts of capital must be maintained by McDonald Securities to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange, Inc. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and to provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At June 26, 1998, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $75,557,000, which was $69,988,000 in excess of the minimum required.

FISCAL THREE MONTH PERIODS ENDED JUNE 26, 1998 AND JUNE 27, 1997
----------------------------------------------------------------

Total revenues for the fiscal quarter ended June 26, 1998 were $78,992,000, an increase of $14,430,000, or 22%, from revenues of $64,562,000 for the fiscal quarter ended June 27, 1997.

Net income for the fiscal quarter ended June 26, 1998 was $6,330,000, or $0.34 per share, compared with net income of $5,621,000, or $0.31 per share, for the fiscal quarter ended June 27, 1997, which represents an increase in net income of 13%.

The average number of basic shares outstanding was 18,510,000 for the fiscal three months ended June 26, 1998 compared to 18,080,000 for the fiscal three months ended June 27, 1997.

On July 30, 1997, the Company declared a 100% stock dividend, which was distributed on September 15, 1997, to stockholders of record on August 25, 1997. For the fiscal quarter ended June 27, 1997, share and per share information have been restated to reflect the effect of the stock dividend as if it had occurred at the beginning of the period.

Revenues from underwriting and investment banking increased $7,272,000, or 69%, for the quarter ended June 26, 1998 when compared to the same period in the prior fiscal year. The increase for the quarter is primarily due to increased revenues from merger fees of $5,348,000, or 210% for the current quarter. Additionally, revenues from participations in equity and debt syndications increased $1,058,000, or 154%, and $605,000, or 96%, respectively, when compared to the fiscal quarter ended June 27, 1997. Revenues from private placements increased $1,049,000. Revenues from managed and co-managed equity and debt underwritings decreased $788,000, or 13%.

Revenues from underwriting and investment banking activities are highly dependent on general market conditions for such business activities. Market conditions for underwriting and investment banking services can be affected by political and economic events both in the United States and abroad. To the extent future events are unpredictable, uncertainty will be a factor in the level of McDonald Securities' business activity. Also, competitive pressure from other investment banking firms can and will have an effect on the success of McDonald Securities in obtaining such business and on the prices that can be charged for investment banking and underwriting services. The management of McDonald Securities believes it can compete effectively in this segment of its business activities.


                                      (8)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS (continued)
            ---------------------------------

FISCAL THREE MONTH PERIODS ENDED JUNE 26, 1998 AND JUNE 27, 1997 (cont.)
------------------------------------------------------------------------


Revenues from principal transactions decreased $4,406,000, or 26%, for the first quarter of fiscal 1999 when compared to the same period in the prior fiscal year. Revenues from principal transactions in equity securities decreased $2,928,000, or 38%, for the first quarter. The decrease in revenues from principal transactions in equity securities in the current quarter reflects the impact of trading losses of $825,000, compared to gains of $2,212,000 in the prior year's first quarter. The trading losses in the current fiscal quarter reflect the volatility of the equity markets. Revenues from trading taxable fixed-income securities, including corporate bonds, United States government bonds and mortgage-backed securities, decreased $1,272,000, or 20%, for the first quarter of fiscal 1999 when compared to the first quarter of fiscal 1998. Revenues from trading high yield bonds decreased $1,010,000, or 240%, for the first quarter, primarily due to trading losses in certain bond positions where the Company is a market maker. Revenues from trading government bonds decreased $738,000, or 43%, reflecting decreased institutional demand for the product due to unattractive interest rate spreads. Revenues from corporate bonds, mortgage-backed securities, and other taxable fixed income products increased $476,000, or 11%.

Commissions revenue increased $5,029,000, or 23%, in the current quarter when compared to the same period in fiscal 1998. The significant increases in commissions revenues reflects the continued strong equity markets and continued improvement of the Company's Private Client Group and Institutional Equity capabilities. Commissions revenues from agency transactions in listed and NASDAQ stocks increased $2,881,000, or 21%, for the quarter. Commissions revenue from non-proprietary mutual funds increased $1,655,000, or 33%, for the current quarter. Commissions revenue from proprietary mutual funds increased $453,000, or 24%, for the quarter. The increase in commissions revenue for both non-proprietary and proprietary mutual funds is due to the continued popularity of mutual fund investments with individual investors. Commissions revenue from annuity and life insurance products increased $40,000, or 3%, for the quarter.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $3,316,000, or 44%, for the fiscal quarter ended June 26, 1998 when compared to the same period in fiscal 1998. Of these amounts, revenues from advisory fees related to individually managed accounts represented $2,712,000, or 82%, of the total increase for the fiscal three month period.

Interest and dividend income increased $3,147,000, or 55%, for the fiscal three month period ended June 26, 1998 when compared to the quarter ended June 27, 1997. The increase was due primarily to a higher level of customer margin loans and an increase in net inventory levels in the current period.

Operating expenses (total expenses before interest) increased $11,706,000, or 22%, for the first quarter of fiscal 1999 when compared to the same period in the prior fiscal year.

Employee compensation and benefits increased $8,566,000, or 23%, for the first quarter. Commission and other sales compensation expense increased $4,772,000, or 23%, for the quarter, primarily because of increased revenues from commissions, and changes in the business mix and product mix that affect sales compensation. Other clerical and administrative expenses increased $2,493,000, or 22%, for the quarter. The increase in other clerical and administrative expenses represents compensation and employee benefit costs related to an increase in the professional and support staff and related recruitment and training costs. The remaining increase in employee compensation and benefits of $1,301,000, or 21%, for the first quarter is due primarily to a higher level of incentive bonus expense, resulting from the significant increase in investment banking revenues with corresponding higher incentive compensation.



                                      (9)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS (continued)
            ---------------------------------

FISCAL THREE MONTH PERIODS ENDED JUNE 26, 1998 AND JUNE 27, 1997 (cont.)
------------------------------------------------------------------------



All other operating expenses increased $3,140,000, or 20%, for the first quarter of fiscal 1999 when compared to fiscal 1998. Communications expense increased $860,000, or 24%, for the current quarter. Occupancy and equipment costs increased $986,000, or 20%, for the current quarter. These increases reflect costs related to the continued expansion of the Company's business, and technology improvements. Promotional and business development expenses increased $530,000, or 21%, for the current quarter, due to increased promotional, travel and business entertainment expenses related to the higher volume of business. The category of other operating expenses increased $436,000, or 21%, for the current quarter, primarily due to an increase in legal and audit fees of $158,000, or 33%.

Interest expense increased $1,905,000, or 79%, for the fiscal three month period in the current fiscal year when compared to the same period in fiscal 1998. The increase in interest expense is due to higher levels of short-term borrowings and securities loaned, which increased primarily as a result of higher customer margin loans and inventories.

Income before income taxes for the fiscal quarter ended June 26, 1998 was $9,740,000, resulting in pre-tax return on revenues of 12.33%. For the fiscal quarter ended June 27, 1997, income before income taxes was $8,921,000 resulting in pre-tax return on revenues of 13.82%.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

Not applicable.



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


                                      (10)

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

During the fiscal quarter ended June 26, 1998, the Company utilized 21,368 of the Company's common stock held in treasury to satisfy options exercised under the Stock Option Plan for employees.




                                      (11)

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

              (a.) The following exhibits are filed as part of this report:

                                                                                                        Sequential
Exhibit No.       Description                                                                          Page Number
-----------       -----------                                                                          -----------
2.1               Agreement and Plan of Merger, dated as of June 15, 1998, between
                  McDonald & Company Investments, Inc. and KeyCorp. (Incorporated
                  by reference to the Company's Amendment No. 1 to Form 8-K filed on June 17, 1998.)

10.1              Stock Option Agreement, dated as of June 15, 1998, between
                  McDonald & Company Investments, Inc. and KeyCorp. (Incorporated
                  by reference  to the  Company's  Amendment  No. 1 to Form 8-K filed on
                  June 17, 1998.)

11.1              Statement re: Computation of Per Share Earnings                                           15

27.1              Financial Data Schedule BD




              (b.)  Reports on Form 8-K:

                  On June 16, 1998, the Company filed a report on Form 8-K related to an agreement under which KeyCorp will acquire the Company.
                  (See Item 2 - Business Environment)

                  On June 17, 1998, the Company filed a report on Form 8-K/A amending the Form 8-K filed on June 16, 1998 related to an agreement under which KeyCorp will acquire the Company. (See Item 2 - Business Environment)







*  Exhibit 27.1 is Furnished for Securities and Exchange Commission Purposes
   Only.








                                      (12)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          McDonald & Company Investments, Inc.
                                                       (Registrant)




Date: July 30, 1998                   By:  /s/ William B. Summers, Jr.
      -------------                       -------------------------------------

                                          William B. Summers, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date: July 30, 1998                   By:   /s/ Robert T. Clutterbuck
     --------------                       -----------------------------------

                                          Robert T. Clutterbuck
                                          Treasurer
                                          (Principal Financial Officer)








                                      (13)

                      McDonald & Company Investments, Inc.

         Report on FORM 10-Q for the Fiscal Quarter ended June 26, 1998


                                  EXHIBIT INDEX
                                  -------------

Exhibit No.          Description                                                           Sequential Page
-----------          -----------                                                           ---------------

     2.1 Agreement and Plan of Merger, dated as of June 15, 1998, between McDonald & Company Investments, Inc. and
                     KeyCorp. (Incorporated by reference to the Company's
                     Amendment No. 1 to Form 8-K filed on June 17, 1998.)

    10.1             Stock Option Agreement, dated as of June 15, 1998, between
                     McDonald & Company Investments, Inc. and KeyCorp.
                     (Incorporated by reference to the Company's Amendment
                     No. 1 to Form 8-K filed on June 17, 1998.)

    11.1             Statement re: Computation of Per Share Earnings                              15

    27.1             Financial Data Schedule                                                      16









*Exhibit 27 is Furnished  for Securities and Exchange Commission Purposes Only




                                      (14)