Form 10-Q
period 1998-09-25
MCDONALD & CO INVESTMENTS INC
filed 1998-10-23
CIK 720900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 25, 1998
                              --------------------------------------------------

                                       OR
[___]    TRANSITION  REPORT  PURSUANT  TO SECTION   13  OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------

              Commission file number            1-8526
                                    ------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,662,635 of Common Stock, par value $1.00 per share, were outstanding on October 16, 1998.


                                       (1)

                      McDONALD & COMPANY INVESTMENTS, INC.

                                      INDEX

                                                                                 Page
                                                                                 ----

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements -
          Consolidated statements of financial condition (unaudited) -
                    September 25, 1998 and March 27, 1998 .....................    3

          Consolidated statements of income (unaudited) -
                    Fiscal six months ended September 25, 1998
                    and September 26, 1997 ....................................    4

         Consolidated statements of cash flows (unaudited) Fiscal three and six months ended September 25, 1998 and
                    September 26, 1997 ........................................    5

          Notes to consolidated financial statements (unaudited) -
                    September 25, 1998 ........................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation ............................................    7


PART II - OTHER INFORMATION
---------------------------

          Item 1.  Legal Proceedings ..........................................   11
          Item 4.  Submission of Matters to a Vote of Security Holders ........   11
          Item 5.  Other Information ..........................................   12
          Item 6.  Exhibits and Reports on Form 8-K ...........................   13


SIGNATURES ....................................................................   14

EXHIBIT INDEX .................................................................   15



                                      (2)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      MCDONALD & COMPANY INVESTMENTS, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except for share amount)
                                                                        September 25, 1998              March 27, 1998
                                                                       ----------------------         -------------------

ASSETS
     Cash and cash equivalents                                      $                 11,546       $              13,844
     Receivable from customers                                                       280,136                     238,476
     Receivable from brokers and dealers                                              38,584                      51,695
     Securities purchased under agreements
        to resell                                                                     86,096                      61,874
     Securities owned                                                                145,665                     223,436
     Other receivables                                                                42,987                      36,150
     Furniture, equipment and leasehold
        improvements, at cost, less accumulated
        depreciation and amortization                                                 21,035                      20,192
     Other investments                                                                27,803                      28,028
     Other assets                                                                     50,087                      28,825
                                                                       ----------------------         -------------------
                                                                    $                703,939       $             702,520
                                                                       ======================         ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities
        Short-term borrowings                                       $                 53,226       $              41,807
        Payable to customers                                                          57,749                      74,536
        Payable to brokers and dealers                                                14,473                      13,643
        Securities loaned                                                            105,985                      68,207
        Securities sold under agreements to repurchase                               108,592                     135,232
        Securities sold but not yet purchased                                         55,117                      70,584
        Accrued compensation                                                          40,229                      55,126
        Accounts payable, accrued expenses and
            other liabilities                                                         39,652                      32,207
        Long-term borrowings                                                          20,000                      20,000
                                                                       ----------------------         -------------------
                                                                    $                495,023       $             511,342
                                                                       ----------------------         -------------------

     Stockholders' equity
        Preferred Stock, without par value;
            200,000 shares authorized; none issued
        Common Stock, par value $1.00
            per share;
            50,000,000 shares authorized
            (24,053,330 and 23,831,527 shares
            issued respectively)                                    $                 24,053       $              23,832
        Additional paid-in capital                                                    54,892                      48,499
        Retained earnings                                                            158,730                     147,727
        Less treasury stock, at cost (5,390,695 and
            5,413,353 shares, respectively)                                          (28,759)                    (28,880)
                                                                       ----------------------         -------------------
                                                                                     208,916                     191,178
                                                                       ----------------------         -------------------
                                                                    $                703,939       $             702,520
                                                                       ======================         ===================



See Notes to consolidated financial statements (unaudited).


                                      (3)

                      MCDONALD & COMPANY INVESTMENTS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Fiscal Three Months Ended                  Fiscal Six Months Ended
                                                   --------------------------------------     -------------------------------------
                                                    September 25,         September 26,        September 25,       September 26,
                                                        1998                  1997                 1998                 1997
                                                     (13 weeks)            (13 weeks)           (26 weeks)           (26 weeks)
                                                   ----------------     -----------------     ----------------    -----------------

(In thousands, except for share and per share amounts)

Revenues:
    Underwriting and investment banking         $           29,934   $             18,363  $           47,678  $           28,835
    Principal transactions                                   9,894                 13,784              22,431              30,727
    Commissions                                             28,506                 25,432              55,674              47,571
    Investment management fees                              10,910                  8,330              21,690              15,794
    Interest and dividends                                   9,920                  5,905              18,748              11,586
    Other                                                      811                  1,756               2,746               3,619
                                                   ----------------     -----------------     ----------------    -----------------
                                                $           89,975   $             73,570  $          168,967  $          138,132
                                                   ----------------     -----------------     ----------------    -----------------

Expenses:
    Employee compensation and benefits          $           53,956   $             42,879  $           99,652  $           80,009
    Interest                                                 4,764                  2,575               9,091               4,997
    Communications                                           4,085                  4,175               8,547               7,777
    Occupancy and equipment                                  6,294                  5,441              12,301              10,462
    Promotion and development                                3,079                  2,621               6,137               5,149
    Floor brokerage and clearance                              859                    745               1,647               1,423
    Taxes, other than income taxes                           2,423                  2,162               4,775               4,296
    Other operating expenses                                 3,073                  2,385               5,635               4,511
                                                   ----------------     -----------------     ----------------    -----------------
                                                $           78,533   $             62,983  $          147,785  $          118,624
                                                   ----------------     -----------------     ----------------    -----------------

Income before income taxes                      $           11,442   $             10,587  $           21,182  $           19,508

Provision for income taxes                                   4,450                  3,680               7,860               6,980
                                                   ----------------     -----------------     ----------------    -----------------

Net income                                      $            6,992   $              6,907  $           13,322  $           12,528
                                                   ================     =================     ================    =================

Basic net income per share                      $              .37   $                .38  $              .71  $              .69
                                                   ================     =================     ================    =================

Diluted net income per share                    $              .37   $                .37  $              .71  $              .68
                                                   ================     =================     ================    =================

Dividends paid per share                        $            .0625   $              .0625  $            .1250  $            .1094
                                                   ================     =================     ================    =================

Average number of shares
 outstanding                                            18,663,000             18,197,000          18,587,000          18,138,000
                                                   ================     =================     ================    =================


See Notes to consolidated financial statements (unaudited).



                                      (4)

                      MCDONALD & COMPANY INVESTMENTS, INC.
                      ------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
(In thousands)

                                                                                                   Fiscal Six Months Ended
                                                                                                   -----------------------
                                                                                          Sept. 25, 1998             Sept. 26, 1997
                                                                                         -----------------         -----------------
OPERATING ACTIVITIES:
---------------------
Net Income                                                                            $            13,322       $            12,528
Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                                                               4,911                     3,935
        Deferred compensation                                                                       5,261                     1,146
        Deferred income taxes                                                                      (2,450)                     (491)
        (Increase) in receivable from customers                                                   (41,660)                  (21,015)
        (Increase) decrease in receivable from brokers and dealers                                 13,111                   (19,108)
        Decrease in securities owned                                                               77,771                    12,709
        (Increase) decrease in other receivables                                                   (6,837)                    8,838
        Increase (decrease) in payable to customers                                               (16,787)                   13,359
        Increase (decrease) in payable to brokers and dealers                                         830                    (1,963)
        Increase in securities loaned                                                              37,778                     8,344
        Increase (decrease) in securities sold but not yet purchased                              (15,467)                      145
        Decrease in accrued compensation                                                           (8,388)                   (1,657)
        Increase in accounts payable, accrued expenses and other                                    2,344                     3,422
                                                                                         -----------------         -----------------

        Net cash provided by operating activities                                     $            63,739       $            20,192
                                                                                         =================         =================

INVESTING ACTIVITIES:
---------------------
        Purchase of furniture, equipment and leaseholds                               $            (5,400)       $           (3,016)
        Increase in other investments                                                                 225                    (5,175)
        Decrease in other assets                                                                  (19,166)                    2,412
                                                                                         -----------------         -----------------

        Net cash used for investing activities                                        $           (24,341)       $           (5,779)
                                                                                         =================         =================

FINANCING ACTIVITIES:
---------------------
        (Increase) decrease in securities purchased under agreement to resell         $           (24,222)       $            9,507
        Increase in short-term borrowings                                                          11,419                    14,605
        Decrease in securities sold under agreements to repurchase                                (26,640)                  (19,706)
        Cash dividends                                                                             (2,319)                   (1,982)
        Proceeds from issuance of treasury stock                                                       66                       185
                                                                                         -----------------         -----------------

        Net cash provided by (used for) financing activities                          $           (41,696)       $            2,609
                                                                                         -----------------         -----------------

        Increase (decrease) in cash and cash equivalents                                           (2,298)                   17,022
        Cash and cash equivalents at beginning of period                                           13,844                     8,907
                                                                                         -----------------         -----------------

        Cash and cash equivalents at end of period                                    $            11,546       $            25,929
                                                                                         =================         =================

See Notes to consolidated financial statements (unaudited).


                                      (5)

McDONALD & COMPANY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 25, 1998

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

NOTE B - LONG-TERM BORROWINGS
-----------------------------

McDonald & Company Securities, Inc. ("McDonald Securities") has outstanding $20,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to prepay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness of McDonald Securities. The principal amount of the notes has been approved by the New York Stock Exchange, Inc. for inclusion in the regulatory capital of McDonald Securities.

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

Net income per share is based on the average number of shares outstanding during the periods. On July 30, 1997, the Company declared a 100% stock dividend, which was distributed on September 15, 1997, to stockholders of record on August 25, 1997. Share and per share information have been restated to reflect the effect of the stock dividend as if it had occurred at the beginning of the fiscal six months ended September 26, 1997.

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

NOTE E - MERGERS AND ACQUISITIONS
---------------------------------

On June 15, 1998, the Company entered into an agreement and plan of merger with KeyCorp pursuant to which the Company will be acquired by KeyCorp. The closing of the merger of the Company with and into KeyCorp will occur after the close of trading on Friday, October 23, 1998. At the closing, each outstanding share of the Company's common stock will be converted into the right to receive 1.06 KeyCorp common shares. The merger has been approved by the Company's Board of Directors and stockholders.

On September 4, 1998, the Company completed the acquisition of Essex Capital Markets, Inc. (Essex) for a purchase price of $12,700,000. The financial operations of Essex are not material to the Company.



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

On June 15, 1998, the Company entered into an agreement and plan of merger with KeyCorp pursuant to which the Company will be acquired by KeyCorp. The closing of the merger of the Company with and into KeyCorp will occur after the close of trading on Friday, October 23, 1998. At the closing, each outstanding share of the Company's common stock will be converted into the right to receive 1.06 KeyCorp common shares. Each holder of Company common stock who would otherwise be entitled to a fractional interest in a KeyCorp common share will receive cash in lieu thereof. Holders of record of shares of Company common stock immediately prior to the closing will receive transmittal materials after the closing for use in exchanging their certificates that formerly represented shares of Company common stock. Harris Trust Company of New York will act as exchange agent for exchange of the Company common stock converted in the merger. Additional information regarding the merger can be found in the definitive Proxy Statement-Prospectus filed by KeyCorp as part of its Registration Statement on Form S-4 on August 12, 1998, and Proxy Statement Supplement filed by the Company on September 3, 1998, as well as in press releases filed as exhibits 99.1 to the following Forms 8-K filed by the Company: (1) Form 8-K dated June 15, 1998; (2) Form 8-K/A dated June 16, 1998; (3) Form 8-K dated September 15, 1998; and (4) Form 8-K dated October 21, 1998.

On September 4, 1998, the Company completed the acquisition of Essex Capital Markets, Inc., "Essex" a privately held, regional investment firm with five offices. Essex has 55 brokers and will operate as a division of the Company.

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

The Company is evaluating Year 2000 compliance issues, including exposure related to vendors, software, and other systems to determine whether internal and external concerns are addressed. The Company has established a committee to oversee this evaluation and implementation, which is led by the Senior Managing Director Information Technologies and Operations. Since the Company does not have a significant amount of internal programming, the majority of the exposure and costs related to the Year 2000 problem is through vendors. Most of the costs will be in the form of higher prices for goods and services from vendors. The Company is not able to determine the extent of these costs presently. Management believes that the Company has taken all reasonable precautions to ensure a smooth transition. However, the Company's brokerage business is highly dependent on outside service providers and there can be no guarantee that Year 2000 problems will not be encountered, some of which could potentially have a material adverse effect on the Company's business activities and, accordingly, its results of operations, financial condition and cash flows.


                                      (7)

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS (continued)
             ---------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The majority of the Company's assets are highly liquid and short-term in nature. Cash and liquid assets, principally receivables from customers, receivables from brokers and dealers, securities purchased under agreements to resell, and securities owned represented approximately 86% of the Company's assets at September 25, 1998. These assets are financed by a number of sources, including payables to customers and brokers, short-term borrowings, securities loaned, securities sold under agreements to repurchase, long-term borrowings, and equity capital.

At September 25, 1998, McDonald Securities had outstanding $20,000,000 in aggregate principal amount of 8.24% Subordinated Notes due January 15, 2002. McDonald Securities is required to pay principal amounts of $5,000,000 on January 15 in each year beginning in 1998. The notes are subordinated in right of payment to all senior indebtedness and general creditors of McDonald Securities. In addition to providing additional long-term financing, the notes have been approved by the New York Stock Exchange, Inc. for inclusion in McDonald Securities' regulatory capital.

Changes in the levels of securities owned and in customer and broker receivables directly affect the Company's financing arrangements. The Company has available lines of credit of $315,000,000, of which $269,113,000 was unused at September 25, 1998. Management believes that funds from operations, available lines of credit, and long-term borrowings provide sufficient resources to meet present and anticipated financial needs.

Certain minimum amounts of capital must be maintained by McDonald Securities to satisfy the regulatory requirements of the Securities and Exchange Commission and the New York Stock Exchange, Inc. The regulatory requirements represent Uniform Net Capital Rules designed to measure the general financial integrity and liquidity of registered broker/dealers and to provide minimum acceptable net capital levels to meet continuing commitments to customers. Net capital, as defined, changes from day to day. At September 25, 1998, McDonald Securities was in compliance with the Uniform Net Capital Rules and had net capital of $81,129,000, which was $66,199,000 in excess of the minimum required.

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 25, 1998 AND SEPTEMBER 26,
-----------------------------------------------------------------------------
1997
----

Total revenues for the fiscal quarter ended September 25, 1998 were $89,975,000, an increase of $16,405,000, or 23%, from revenues of $73,570,000 for the fiscal quarter ended September 26, 1997.

For the fiscal six months ended September 25, 1998, total revenues were $168,967,000 compared to $138,132,000 for the first six months of fiscal 1998, an increase of $30,835,000, or 22%.

Net income for the fiscal quarter ended September 25, 1998 was $6,992,000, or $.37 per share, compared with net income of $6,907,000, or $.38 per share, for the fiscal quarter ended September 26, 1997, which represents an increase in net income of 1%.

For the fiscal six months ended September 25, 1998, net income was $13,322,000, or $.71 per share, compared to $12,528,000, or $.69 per share for the fiscal six months ended September 26, 1997, an increase of $794,000, or 6%.

The average number of basic shares outstanding was 18,663,000 and 18,587,000 for the fiscal three and six months ended September 25, 1998, respectively, compared to 18,197,000 and 18,138,000 for the fiscal three and six months ended September 26, 1997, respectively.

On July 30, 1997, the Company declared a 100% stock dividend, which was distributed on September 15, 1997, to stockholders of record on August 25, 1997. For the fiscal three and six months ended September 26, 1997, share and per share information have been restated to reflect the effect of the stock dividend as if it had occurred at the beginning of the periods.


                                      (8)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS (continued)

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 25, 1998 AND SEPTEMBER 26,
-----------------------------------------------------------------------------
1997 (cont.)
------------

Revenues from underwriting and investment banking increased $11,571,000, or 63%, for the quarter and increased $18,843,000, or 65%, for the six months ended September 25, 1998 when compared to the same periods in the prior fiscal year. Revenues from corporate underwriting and investment banking increased $11,666,000, or 66%, for the second quarter and increased $18,954,000, or 69%, for the six month period. The increase for the quarter is due primarily to increased revenues from private placements of $7,464,000, or 1,723%, and merger and other fees of $7,950,000, or 153%. The increase for the six month period is due primarily to an increase in private placement fees of $8,513,000, or 4,092%, and merger and other fees of $13,298,000, or 172%. However, revenues from public offerings of equity and debt securities decreased $4,688,000, or 46%, for the three months and $5,457,000, or 34%, for the six months. The decreases in revenues from public offerings was due to adverse market conditions for such issuances.

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

Revenues from principal transactions decreased $3,890,000, or 28%, for the second quarter of fiscal 1999 and decreased $8,296,000, or 27%, for the fiscal six months when compared to the same periods in the prior fiscal year. Revenues from principal transactions in equity securities decreased $3,460,000, or 58%, and $6,388,000, or 47%, for the fiscal three and six month periods, reflecting the decline in equity markets. Revenues from trading taxable fixed income securities decreased $788,000, or 14%, and $2,060,000, or 17%, for the fiscal three and six month periods, reflecting an adverse market for taxable fixed income products. These declines were partially offset by an increase in revenues from trading municipal bonds of $358,000, or 17%, for the quarter and $152,000, or 3%, for the six month period.

Commissions revenue increased $3,074,000, or 12%, in the current quarter and $8,103,000, or 17%, in the first six months when compared to the same periods in fiscal 1998. Commission revenue from transactions in equity securities increased $2,046,000, or 13%, and $4,927,000, or 17%, for the quarter and six month period, respectively, primarily due to the growth in the Company's sales force and the continued high levels of transactions. Commission revenues from non-proprietary mutual funds increased $432,000, or 8%, and $2,087,000, or 20%, for the quarter and six month period, respectively. Commission revenue from proprietary mutual funds increased $331,000, or 16%, and $784,000, or 20%, for the three and six month periods. The increase in commission revenue for both non-proprietary and proprietary mutual funds is due to the continued popularity of mutual fund investments with individual investors. Commission revenue from annuity and life insurance products increased $265,000, or 14%, for the quarter and $305,000, or 9%, for the six months primarily due to increased marketing efforts for the sale of these products.

Revenues from investment management fees include advisory fees from the Company's mutual funds and money market funds and investment management fees earned related to individually managed accounts. Revenues from investment management fees increased $2,580,000, or 31%, and $5,896,000, or 37%, for the fiscal quarter and six month periods ended September 25, 1998 when compared to the same periods in the prior fiscal year. Of these amounts, revenues from advisory fees related to individually managed accounts represented $2,229,000, or 86%, and $4,941,000, or 84%, respectively, of the total increase for the fiscal three and six month period.

Other income decreased $945,000, or 54%, and $873,000, or 24%, for the fiscal three and six month periods, respectively, ended September 25, 1998. The decrease is a result of decreased income from proprietary investments.


                                      (9)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
RESULTS OF OPERATIONS (continued)
---------------------------------

FISCAL THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 25, 1998 AND SEPTEMBER 26,
-----------------------------------------------------------------------------
1997 (cont.)
------------


Interest and dividend income increased $4,015,000, or 68%, and $7,162,000, or 62%, for the fiscal three and six month periods ended September 25, 1998, respectively, when compared to the same periods in the prior fiscal year. The increase was due primarily to a higher level of customer margin loans and an increase in net inventory levels in the current periods when compared to the same periods in the prior fiscal year.

Operating expenses (total expenses before interest) increased $13,361,000, or 22%, and $25,067,000, or 22%, for the three and six month periods ended September 25, 1998, respectively, when compared to the same periods in the prior fiscal year.

Employee compensation and benefits increased $11,077,000, or 26%, for the second quarter and $19,643,000, or 25%, for the first six months. Commission and other sales compensation expense increased $2,198,000, or 10%, for the quarter, and $6,970,000, or 16%, for the first six months, primarily because of increased revenues from commissions and changes in the business mix which affect sales compensation. Other clerical and administrative expenses increased $3,334,000, or 27%, for the quarter and $5,827,000, or 24%, for the six month period. The increase in other clerical and administrative expenses represents compensation and employee benefit costs related to an increase in the professional and support staff in the current periods when compared to the same periods in the prior fiscal year. The remaining increase in employee compensation and benefits of $5,545,000, or 72%, for the second quarter and $6,846,000, or 53%, for the first six months represents increases in incentive compensation expense. The increases in incentive compensation expenses are due to increases in revenues from underwriting and investment banking, with corresponding higher incentive compensation levels.

All other operating expenses increased $2,284,000, or 13%, for the quarter and $5,424,000, or 16%, for the first six months when compared to the same periods in the prior fiscal year. Communications expense decreased $90,000, or 2%, for the quarter and increased $770,000, or 10%, for the first six months of the current fiscal year. Occupancy and equipment costs increased $853,000, or 16%, for the quarter and $1,839,000, or 18%, for the first six months. These increases were due primarily to increases in depreciation expense related to computer equipment of $612,000, or 125%, for the quarter and $967,000, or 96%, for the six month period. The increases in technology expenses reflect the expansion of the business and the continued costs of providing better technology. Promotion and development expenses increased $458,000, or 17%, for the quarter and $988,000, or 19%, for the first six months. Floor brokerage and clearance expenses increased $114,000, or 15%, for the quarter and $224,000, or 16%, for the first six months. Taxes, other than income taxes, increased $261,000, or 12%, for the quarter and $479,000, or 11%, for the first six months. Other operating expenses increased $688,000, or 29%, for the quarter and $1,124,000, or 25%, for the first six months. The increases in operating expenses, including communications, occupancy and equipment, promotion and development, and other, reflect primarily the continued expansion of the Company's business.

Interest expense increased $2,189,000, or 85%, and $4,094,000, or 82%, for the fiscal three and six month periods in the current fiscal year when compared to the same periods in the prior fiscal year. The increase in interest expense is due to higher levels of short-term borrowings which increased primarily as a result of higher customer margin loans and a higher level of securities owned.

Income before income taxes in the fiscal quarter and fiscal six months ended September 25, 1998 was $11,442,000, and $21,182,000, respectively, resulting in pre-tax return on revenues of 12.7% and 12.5%, respectively. For the fiscal quarter and six months ended September 26, 1997, income before income taxes was $10,587,0000 and $19,508,000, respectively, resulting in pre-tax return on revenues of 14.4% and 14.1%, respectively.


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
           ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on July 29, 1998. The following matters were voted on at the meeting:

1. Election of William B. Summers, Jr., Frederick R. Nance and Jeanette Grasselli Brown as Directors of the Company. The nominees were elected as Directors with the following votes:

William B. Summers, Jr.
-----------------------

For                          16,695,212
Withheld                         47,058
Broker non-votes                      0

Frederick R. Nance
------------------

For                          16,566,706
Withheld                        175,564
Broker non-votes                      0

Jeanette Grasselli Brown
------------------------

For                          16,655,910
Withheld                         86,360
Broker non-votes                      0

2. Approval and adoption of the McDonald & Company Investments, Inc. 1998 Deferred Bonus Plan:

For                          11,914,758
Against                       2,502,758
Abstain                          36,089
Broker non-votes              2,287,665

For information on how votes for the above matters have been tabulated, see the Company's definitive Proxy Statement used in connection with the Annual Meeting of Stockholders held on July 29,1998.

                                      (11)

Item  4.   Submission of Matters to a Vote of Security Holders (cont.)
           -----------------------------------------------------------

A Special Meeting of Stockholders of the Company was held on September 15, 1998. The following matter was voted on at the meeting:

1. Adoption of Agreement and Plan of Merger, dated as of June 15, 1998, between the Company and KeyCorp pursuant to which the Company will be merged with and into KeyCorp.

For                          15,340,149
Against                         152,311
Abstain                          29,769
Broker non-votes                      0

For information on how votes for the above matter have been tabulated, see the Company's Proxy Statement-Prospectus, dated August 14, 1998, used in connection with the Special Meeting of Stockholders held on September 15, 1998.


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

During the fiscal quarter ended September 25, 1998, the Company utilized 1,200 of the Company's common stock held in treasury to satisfy options exercised under the Stock Option Plan for employees.




                                      (12)

Item 6.      Exhibits  and Reports on Form 8-K
             ---------------------------------

             (a.) The following exhibits are filed as part of this report:

                                                                                                        Sequential
Exhibit No.       Description                                                                          Page Number
-----------       -----------                                                                          -----------

11.1              Statement re: Computation of Per Share Earnings                                           16

27.1              Financial Data Schedule BD                                                                17



              (b.)   Reports  on  Form 8-K:

                     The Company filed a report on Form 8-K, dated September 15, 1998, to file a press release issued by the Company announcing the approval by the Company's stockholders of the Agreement and Plan of Merger, dated as of June 15, 1998, between the Company and KeyCorp. (See Item 2 - Business Environment)



* Exhibit 27.1 is furnished for Securities and Exchange Commission Purposes
Only.


                                      (13)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    McDonald & Company Investments, Inc.
                                    ------------------------------------
                                             (Registrant)


Date: October 23, 1998          By:   /s/William B. Summers, Jr.
      ----------------             ---------------------------------------------
                                    William B. Summers, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date: October 23, 1998          By:   /s/Robert T. Clutterbuck
      ----------------             ---------------------------------------------
                                    Robert T. Clutterbuck
                                    Treasurer
                                    (Principal Financial Officer)



                                      (14)

                      McDonald & Company Investments, Inc.

         Report on FORM 10-Q for the Fiscal Quarter ended June 26, 1998


                                  EXHIBIT INDEX
                                  -------------

Exhibit No.          Description                                                           Sequential Page
-----------          -----------                                                           ---------------

    11.1             Statement re: Computation of Per Share Earnings                              16

    27.1             Financial Data Schedule                                                      17


*Exhibit 27 is Furnished for Securities and Exchange Commission Purposes Only


                                      (15)